Form 10-Q
period 2015-09-30
Kilroy Realty, L.P.; KILROY REALTY CORP
filed 2015-10-29
CIK 1493976, 1025996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 23, 2015, 92,220,367 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2015 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2015, the Company owned an approximate 98.1% common general partnership interest in the Operating Partnership. The remaining approximate 1.9% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and cause changes in its line of business, capital structure and distribution policies.
There are a few differences between the Company and the Operating Partnership that are reflected in the disclosures in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company generally contributes to the Operating Partnership in exchange for units of partnership interest, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of units of partnership interest.
Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and, to the extent not held by the Company, as noncontrolling interests in the Company’s financial statements. The Operating Partnership’s financial statements reflect the noncontrolling interest in Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). This noncontrolling interest represents the Company’s 1% indirect general partnership interest in the Finance Partnership, which is directly held by Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company. The differences between stockholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued by the Company and the Operating Partnership, and in the Operating Partnership’s noncontrolling interest in the Finance Partnership.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 8, Stockholders’ Equity of the Company;

◦	Note 9, Partners’ Capital of the Operating Partnership;

i

◦	Note 13, Net Income Available to Common Stockholders Per Share of the Company; and

◦	Note 14, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

•	“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

◦	—Liquidity and Capital Resources of the Company;” and

◦	—Liquidity and Capital Resources of the Operating Partnership.”
This report also includes separate sections under Part I, Item 4. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for each of the Company and the Operating Partnership to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

ii

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$850,280	$877,633
Buildings and improvements	4,028,044	4,059,639
Undeveloped land and construction in progress (Note 2)	1,475,718	1,120,660
Total real estate assets held for investment	6,354,042	6,057,932
Accumulated depreciation and amortization	(999,557)	(947,664)
Total real estate assets held for investment, net ($176,947 and $211,755 of VIE, respectively, Note 1)	5,354,485	5,110,268
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET	—	8,211
CASH AND CASH EQUIVALENTS	567,940	23,781
RESTRICTED CASH (Note 1)	8,130	75,185
MARKETABLE SECURITIES (Note 12)	12,638	11,971
CURRENT RECEIVABLES, NET (Note 5)	11,533	7,229
DEFERRED RENT RECEIVABLES, NET (Note 5)	183,352	156,416
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	173,457	201,926
DEFERRED FINANCING COSTS, NET	18,709	18,374
PREPAID EXPENSES AND OTHER ASSETS, NET	23,148	20,375
TOTAL ASSETS	$6,353,392	$5,633,736
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Notes 6 and 12)	$475,923	$546,292
Unsecured debt, net (Notes 6 and 12)	2,181,382	1,783,121
Unsecured line of credit (Notes 6 and 12)	—	140,000
Accounts payable, accrued expenses and other liabilities	249,980	225,830
Accrued distributions (Note 15)	34,993	32,899
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	127,473	132,239
Rents received in advance and tenant security deposits	46,579	49,363
Liabilities of real estate assets held for sale	—	56
Total liabilities	3,116,330	2,909,800
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Stockholders’ Equity (Note 8):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
6.875% Series G Cumulative Redeemable Preferred stock, $.01 par value, 4,600,000 shares authorized, 4,000,000 shares issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred stock, $.01 par value, 4,000,000 shares authorized, issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common stock, $.01 par value, 150,000,000 shares authorized, 92,220,367 and 86,259,684 shares issued and outstanding, respectively	922	863
Additional paid-in capital	3,042,330	2,635,900
Distributions in excess of earnings	(62,850)	(162,964)
Total stockholders’ equity	3,172,813	2,666,210
Noncontrolling Interests:
Common units of the Operating Partnership (Note 7)	57,913	51,864
Noncontrolling interest in consolidated subsidiary (Note 1)	6,336	5,862
Total noncontrolling interests	64,249	57,726
Total equity	3,237,062	2,723,936
TOTAL LIABILITIES AND EQUITY	$6,353,392	$5,633,736

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Rental income	$129,510	$115,221	$391,892	$338,911
Tenant reimbursements	11,681	11,346	40,280	33,399
Other property income	362	2,457	1,690	7,650
Total revenues	141,553	129,024	433,862	379,960
EXPENSES
Property expenses	26,684	25,801	78,264	75,448
Real estate taxes	12,087	11,008	37,232	32,728
Provision for bad debts	—	58	289	58
Ground leases	862	771	2,451	2,306
General and administrative expenses	10,799	11,138	36,200	33,806
Acquisition-related expenses	4	431	397	1,268
Depreciation and amortization	49,422	50,032	152,567	148,647
Total expenses	99,858	99,239	307,400	294,261
OTHER (EXPENSES) INCOME
Interest income and other net investment (loss) gain (Note 12)	(694)	(9)	177	587
Interest expense (Note 6)	(12,819)	(16,608)	(44,561)	(49,880)
Total other (expenses) income	(13,513)	(16,617)	(44,384)	(49,293)
INCOME FROM CONTINUING OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	28,182	13,168	82,078	36,406
Gain on sale of land (Note 3)	—	—	17,268	3,490
Gains on sales of depreciable operating properties (Note 3)	78,522	—	109,950	—
INCOME FROM CONTINUING OPERATIONS	106,704	13,168	209,296	39,896
DISCONTINUED OPERATIONS (Note 1)
Income from discontinued operations	—	548	—	2,091
Gains on dispositions of discontinued operations	—	5,587	—	110,391
Total income from discontinued operations	—	6,135	—	112,482
NET INCOME	106,704	19,303	209,296	152,378
Net income attributable to noncontrolling common units of the Operating Partnership	(1,945)	(321)	(3,850)	(3,011)
NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	104,759	18,982	205,446	149,367
PREFERRED DIVIDENDS	(3,313)	(3,313)	(9,938)	(9,938)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$101,446	$15,669	$195,508	$139,429
Income from continuing operations available to common stockholders per common share – basic (Note 13)	$1.10	$0.11	$2.18	$0.34
Income from continuing operations available to common stockholders per common share – diluted (Note 13)	$1.09	$0.11	$2.17	$0.33
Net income available to common stockholders per share – basic (Note 13)	$1.10	$0.18	$2.18	$1.67
Net income available to common stockholders per share – diluted (Note 13)	$1.09	$0.18	$2.17	$1.63
Weighted average common shares outstanding – basic (Note 13)	92,150,341	83,161,323	89,077,012	82,525,033
Weighted average common shares outstanding – diluted (Note 13)	92,639,065	85,110,456	89,593,261	84,622,622
Dividends declared per common share	$0.35	$0.35	$1.05	$1.05

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2013	$192,411	82,153,944	$822	$2,478,975	$(210,896)	$2,461,312	$54,848	$2,516,160
Net income					149,367	149,367	3,011	152,378
Issuance of common stock		370,700	4	22,132		22,136		22,136
Issuance of share-based compensation awards				1,281		1,281		1,281
Noncash amortization of share-based compensation				10,345		10,345		10,345
Exercise of stock options		482,000	4	20,533		20,537		20,537
Repurchase of common stock, stock options and restricted stock units		(48,017)		(2,861)		(2,861)		(2,861)
Settlement of restricted stock units for shares of common stock		108,529		—		—		—
Common shares issued in connection with early exchange of 4.25% Exchangeable Notes		431,270	4	219		223		223
Common shares received in connection with capped call option transactions		(111,206)				—		—
Exchange of common units of the Operating Partnership		1,000		28		28	(28)	—
Adjustment for noncontrolling interest				(370)		(370)	370	—
Contribution by noncontrolling interest in consolidated subsidiary							336	336
Preferred dividends					(9,938)	(9,938)		(9,938)
Dividends declared per common share and common unit ($1.05 per share/unit)					(88,332)	(88,332)	(1,896)	(90,228)
BALANCE AS OF SEPTEMBER 30, 2014	$192,411	83,388,220	$834	$2,530,282	$(159,799)	$2,563,728	$56,641	$2,620,369

		Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2014	$192,411	86,259,684	$863	$2,635,900	$(162,964)	$2,666,210	$57,726	$2,723,936
Net income					205,446	205,446	3,850	209,296
Issuance of common stock (Note 8)		5,640,033	56	387,453		387,509		387,509
Issuance of share-based compensation awards				1,268		1,268		1,268
Noncash amortization of share-based compensation				13,621		13,621		13,621
Exercise of stock options (Note 10)		265,000	3	11,289		11,292		11,292
Repurchase of common stock, stock options and restricted stock units		(39,317)		(3,121)		(3,121)		(3,121)
Settlement of restricted stock units for shares of common stock		78,937		—		—		—
Exchange of common units of the Operating Partnership		16,030		467		467	(467)	—
Adjustment for noncontrolling interest				(4,547)		(4,547)	4,547	—
Contribution by noncontrolling interest in consolidated subsidiary							474	474
Preferred dividends					(9,938)	(9,938)		(9,938)
Dividends declared per common share and common unit ($1.05 per share/unit)					(95,394)	(95,394)	(1,881)	(97,275)
BALANCE AS OF SEPTEMBER 30, 2015	$192,411	92,220,367	$922	$3,042,330	$(62,850)	$3,172,813	$64,249	$3,237,062

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$209,296	$152,378
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	150,531	148,878
Increase in provision for bad debts	289	58
Depreciation of furniture, fixtures and equipment	2,036	1,731
Noncash amortization of share-based compensation awards	11,272	8,817
Noncash amortization of deferred financing costs and debt discounts and premiums	1,412	3,563
Noncash amortization of net below market rents (Note 4)	(6,769)	(6,216)
Gain on sale of land (Note 3)	(17,268)	(3,490)
Gains on sales of depreciable operating properties (Note 3)	(109,950)	—
Gains on dispositions of discontinued operations (Note 1)	—	(110,391)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(9,957)	(7,695)
Straight-line rents	(35,530)	(15,245)
Net change in other operating assets	(9,356)	(795)
Net change in other operating liabilities	16,606	25,671
Net cash provided by operating activities	202,612	197,264
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(311,916)	(292,803)
Expenditures for acquisition of development properties (Note 2)	(130,609)	(97,727)
Expenditures for operating properties	(71,756)	(93,977)
Expenditures for acquisition of operating properties	—	(106,125)
Net proceeds received from dispositions of land and operating properties (Note 3)	319,639	368,381
Decrease in acquisition-related deposits	3,200	1,000
Issuance of note receivable	(3,000)	—
Decrease in restricted cash (Note 1)	57,776	32,293
Net cash used in investing activities	(136,666)	(188,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 8)	387,509	22,136
Borrowings on unsecured revolving credit facility	250,000	365,000
Repayments on unsecured revolving credit facility	(390,000)	(410,000)
Principal payments on secured debt (Note 6)	(67,335)	(7,315)
Net proceeds from the issuance of unsecured debt (Note 6)	397,776	395,528
Repayments of unsecured debt	—	(83,000)
Repayments for early redemption of exchangeable senior notes	—	(37,092)
Financing costs	(4,534)	(8,043)
Repurchase of common stock and restricted stock units	(3,121)	(2,861)
Proceeds from exercise of stock options (Note 10)	11,292	20,537
Contributions from noncontrolling interests in consolidated subsidiary	474	336
Dividends and distributions paid to common stockholders and common unitholders	(93,910)	(88,540)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(9,938)	(9,938)
Net cash provided by financing activities	478,213	156,748
Net increase in cash and cash equivalents	544,159	165,054
Cash and cash equivalents, beginning of period	23,781	35,377
Cash and cash equivalents, end of period	$567,940	$200,431

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $37,010 and $33,533 as of September 30, 2015 and 2014, respectively	$45,678	$42,633
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$89,009	$92,693
Tenant improvements funded directly by tenants	$12,944	$23,069
Assumption of other liabilities in connection with development acquisitions	$5,070	$2,300
Release of holdback funds to third party	$9,279	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$33,353	$30,258
Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,656	$1,656
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$467	$28

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
REAL ESTATE ASSETS:
Land and improvements	$850,280	$877,633
Buildings and improvements	4,028,044	4,059,639
Undeveloped land and construction in progress (Note 2)	1,475,718	1,120,660
Total real estate assets held for investment	6,354,042	6,057,932
Accumulated depreciation and amortization	(999,557)	(947,664)
Total real estate assets held for investment, net ($176,947 and $211,755 of VIE, respectively, Note 1)	5,354,485	5,110,268
REAL ESTATE ASSETS AND OTHER ASSETS HELD FOR SALE, NET	—	8,211
CASH AND CASH EQUIVALENTS	567,940	23,781
RESTRICTED CASH (Note 1)	8,130	75,185
MARKETABLE SECURITIES (Note 12)	12,638	11,971
CURRENT RECEIVABLES, NET (Note 5)	11,533	7,229
DEFERRED RENT RECEIVABLES, NET (Note 5)	183,352	156,416
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 4)	173,457	201,926
DEFERRED FINANCING COSTS, NET	18,709	18,374
PREPAID EXPENSES AND OTHER ASSETS, NET	23,148	20,375
TOTAL ASSETS	$6,353,392	$5,633,736
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt (Notes 6 and 12)	$475,923	$546,292
Unsecured debt, net (Notes 6 and 12)	2,181,382	1,783,121
Unsecured line of credit (Notes 6 and 12)	—	140,000
Accounts payable, accrued expenses and other liabilities	249,980	225,830
Accrued distributions (Note 15)	34,993	32,899
Deferred revenue and acquisition-related intangible liabilities, net (Note 4)	127,473	132,239
Rents received in advance and tenant security deposits	46,579	49,363
Liabilities of real estate assets held for sale	—	56
Total liabilities	3,116,330	2,909,800
COMMITMENTS AND CONTINGENCIES (Note 11)
CAPITAL:
Partners’ Capital (Note 9):
6.875% Series G Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,155	96,155
6.375% Series H Cumulative Redeemable Preferred units, 4,000,000 units issued and outstanding ($100,000 liquidation preference)	96,256	96,256
Common units, 92,220,367 and 86,259,684 held by the general partner and 1,788,170 and 1,804,200 held by common limited partners issued and outstanding, respectively	3,034,341	2,521,900
Total partners’ capital	3,226,752	2,714,311
Noncontrolling interests in consolidated subsidiaries (Note 1)	10,310	9,625
Total capital	3,237,062	2,723,936
TOTAL LIABILITIES AND CAPITAL	$6,353,392	$5,633,736

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Rental income	$129,510	$115,221	$391,892	$338,911
Tenant reimbursements	11,681	11,346	40,280	33,399
Other property income	362	2,457	1,690	7,650
Total revenues	141,553	129,024	433,862	379,960
EXPENSES
Property expenses	26,684	25,801	78,264	75,448
Real estate taxes	12,087	11,008	37,232	32,728
Provision for bad debts	—	58	289	58
Ground leases	862	771	2,451	2,306
General and administrative expenses	10,799	11,138	36,200	33,806
Acquisition-related expenses	4	431	397	1,268
Depreciation and amortization	49,422	50,032	152,567	148,647
Total expenses	99,858	99,239	307,400	294,261
OTHER (EXPENSES) INCOME
Interest income and other net investment (loss) gain (Note 12)	(694)	(9)	177	587
Interest expense (Note 6)	(12,819)	(16,608)	(44,561)	(49,880)
Total other (expenses) income	(13,513)	(16,617)	(44,384)	(49,293)
INCOME FROM CONTINUING OPERATIONS BEFORE GAINS ON SALES OF REAL ESTATE	28,182	13,168	82,078	36,406
Gain on sale of land (Note 3)	—	—	17,268	3,490
Gains on sales of depreciable operating properties (Note 3)	78,522	—	109,950	—
INCOME FROM CONTINUING OPERATIONS	106,704	13,168	209,296	39,896
DISCONTINUED OPERATIONS (Note 1)
Income from discontinued operations	—	548	—	2,091
Gains on dispositions of discontinued operations	—	5,587	—	110,391
Total income from discontinued operations	—	6,135	—	112,482
NET INCOME	106,704	19,303	209,296	152,378
Net income attributable to noncontrolling interests in consolidated subsidiaries	(64)	(59)	(211)	(201)
NET INCOME ATTRIBUTABLE TO KILROY REALTY, L.P.	106,640	19,244	209,085	152,177
PREFERRED DISTRIBUTIONS	(3,313)	(3,313)	(9,938)	(9,938)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$103,327	$15,931	$199,147	$142,239
Income from continuing operations available to common unitholders per unit – basic (Note 14)	$1.10	$0.11	$2.18	$0.34
Income from continuing operations available to common unitholders per unit – diluted (Note 14)	$1.09	$0.11	$2.17	$0.33
Net income available to common unitholders per unit – basic (Note 14)	$1.10	$0.18	$2.18	$1.67
Net income available to common unitholders per unit – diluted (Note 14)	$1.09	$0.18	$2.17	$1.63
Weighted average common units outstanding – basic (Note 14)	93,938,783	84,965,523	90,869,696	84,329,317
Weighted average common units outstanding – diluted (Note 14)	94,427,507	86,914,656	91,385,945	86,426,906
Dividends declared per common unit	$0.35	$0.35	$1.05	$1.05

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2013	$192,411	83,959,144	$2,315,361	$2,507,772	$8,388	$2,516,160
Net income			152,177	152,177	201	152,378
Issuance of common units		370,700	22,136	22,136		22,136
Issuance of share-based compensation awards			1,281	1,281		1,281
Noncash amortization of share-based compensation			10,345	10,345		10,345
Exercise of stock options		482,000	20,537	20,537		20,537
Repurchase of common units, stock options and restricted stock units		(48,017)	(2,861)	(2,861)		(2,861)
Settlement of restricted stock units		108,529	—	—		—
Common units issued in connection with early exchange of 4.25% Exchangeable Senior Notes		431,270	223	223		223
Common units received in connection with capped call option transactions		(111,206)				—
Contribution by noncontrolling interest in consolidated subsidiary					336	336
Preferred distributions			(9,938)	(9,938)		(9,938)
Distributions declared per common unit ($1.05 per unit)			(90,228)	(90,228)		(90,228)
BALANCE AS OF SEPTEMBER 30, 2014	$192,411	85,192,420	$2,419,033	$2,611,444	$8,925	$2,620,369

	Partners’ Capital			Total Partners’ Capital	Noncontrolling Interests in Consolidated Subsidiaries
	Preferred Units	Number of Common Units	Common Units			Total Capital
BALANCE AS OF DECEMBER 31, 2014	$192,411	88,063,884	$2,521,900	$2,714,311	$9,625	$2,723,936
Net income			209,085	209,085	211	209,296
Issuance of common units (Note 9)		5,640,033	387,509	387,509		387,509
Issuance of share-based compensation awards			1,268	1,268		1,268
Noncash amortization of share-based compensation			13,621	13,621		13,621
Exercise of stock options (Note 10)		265,000	11,292	11,292		11,292
Repurchase of common units, stock options and restricted stock units		(39,317)	(3,121)	(3,121)		(3,121)
Settlement of restricted stock units		78,937	—	—		—
Contribution by noncontrolling interest in consolidated subsidiary					474	474
Preferred distributions			(9,938)	(9,938)		(9,938)
Distributions declared per common unit ($1.05 per unit)			(97,275)	(97,275)		(97,275)
BALANCE AS OF SEPTEMBER 30, 2015	$192,411	94,008,537	$3,034,341	$3,226,752	$10,310	$3,237,062

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$209,296	$152,378
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	150,531	148,878
Increase in provision for bad debts	289	58
Depreciation of furniture, fixtures and equipment	2,036	1,731
Noncash amortization of share-based compensation awards	11,272	8,817
Noncash amortization of deferred financing costs and debt discounts and premiums	1,412	3,563
Noncash amortization of net below market rents (Note 4)	(6,769)	(6,216)
Gain on sale of land (Note 3)	(17,268)	(3,490)
Gains on sales of depreciable operating properties (Note 3)	(109,950)	—
Gains on dispositions of discontinued operations (Note 1)	—	(110,391)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(9,957)	(7,695)
Straight-line rents	(35,530)	(15,245)
Net change in other operating assets	(9,356)	(795)
Net change in other operating liabilities	16,606	25,671
Net cash provided by operating activities	202,612	197,264
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(311,916)	(292,803)
Expenditures for acquisition of development properties (Note 2)	(130,609)	(97,727)
Expenditures for operating properties	(71,756)	(93,977)
Expenditures for acquisition of operating properties	—	(106,125)
Net proceeds received from dispositions of land and operating properties (Note 3)	319,639	368,381
Decrease in acquisition-related deposits	3,200	1,000
Issuance of note receivable	(3,000)	—
Decrease in restricted cash (Note 1)	57,776	32,293
Net cash used in investing activities	(136,666)	(188,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 8)	387,509	22,136
Borrowings on unsecured revolving credit facility	250,000	365,000
Repayments on unsecured revolving credit facility	(390,000)	(410,000)
Principal payments on secured debt (Note 6)	(67,335)	(7,315)
Net proceeds from the issuance of unsecured debt (Note 6)	397,776	395,528
Repayments of unsecured debt	—	(83,000)
Repayments for early redemptions of exchangeable senior notes	—	(37,092)
Financing costs	(4,534)	(8,043)
Repurchase of common stock and restricted stock units	(3,121)	(2,861)
Proceeds from exercise of stock options (Note 10)	11,292	20,537
Contributions from noncontrolling interests in consolidated subsidiary	474	336
Dividends and distributions paid to common unitholders	(93,910)	(88,540)
Dividends and distributions paid to preferred unitholders	(9,938)	(9,938)
Net cash provided by financing activities	478,213	156,748
Net increase in cash and cash equivalents	544,159	165,054
Cash and cash equivalents, beginning of period	23,781	35,377
Cash and cash equivalents, end of period	$567,940	$200,431

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $37,010 and $33,533 as of September 30, 2015 and 2014, respectively	$45,678	$42,633
NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$89,009	$92,693
Tenant improvements funded directly by tenants	$12,944	$23,069
Assumption of other liabilities in connection with development acquisitions	$5,070	$2,300
Release of holdback funds to third party	$9,279	$—
NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common unitholders	$33,353	$30,258
Accrual of dividends and distributions payable to preferred unitholders	$1,656	$1,656

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2015 and 2014

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). We generally conduct substantially all of our operations through the Operating Partnership. Unless stated otherwise or the context indicates otherwise, the terms “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” refer to Kilroy Realty Corporation and its consolidated subsidiaries and the term “Operating Partnership” refers to Kilroy Realty, L.P. and its consolidated subsidiaries. The descriptions of our business, employees, and properties apply to both the Company and the Operating Partnership.

Our stabilized portfolio of operating properties was comprised of the following office properties at September 30, 2015:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Stabilized Office Properties	101	13,050,947	509	95.6%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of September 30, 2015, we had no redevelopment properties. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of September 30, 2015, we had one development project in the “lease-up” phase.

As of September 30, 2015, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet
Development projects in “lease-up”	1	108,539
Development projects under construction (1)	7	2,322,000
________________________

(1)	Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our near-term and future development pipeline, which as of September 30, 2015 was comprised of ten development sites, representing approximately 106 gross acres of undeveloped land.

As of September 30, 2015, all of our stabilized portfolio properties and development projects were owned and all of our business was conducted in the state of California with the exception of twelve office properties and a recently acquired development opportunity located in the state of Washington. All of our properties and development projects are 100% owned, excluding a development project owned by Redwood City Partners, LLC (“Redwood LLC”), a consolidated subsidiary.

As of September 30, 2015, the Company owned an approximate 98.1% common general partnership interest in the Operating Partnership. The remaining approximate 1.9% common limited partnership interest in the Operating Partnership as of September 30, 2015 was owned by non-affiliated investors and certain of our executive officers and directors (see Note 7). Both the general

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement” (see Note 7).

Kilroy Realty Finance, Inc., which is a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% common general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% common limited partnership interest. Kilroy Services, LLC (“KSLLC”), which is a wholly owned subsidiary of the Operating Partnership, is the entity through which we generally conduct substantially all of our development activities. With the exception of the Operating Partnership and Redwood LLC, all of our subsidiaries are wholly owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, Redwood LLC and all of our wholly owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Finance Partnership, KSLLC, Redwood LLC and all wholly-owned and controlled subsidiaries of the Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

Certain amounts in the consolidated statements of operations for prior periods have been reclassified to reflect the activity of discontinued operations disposed of prior to the Company's adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”). Properties classified as held for sale and/or disposed of prior to January 1, 2015 are presented as discontinued operations for all periods presented.

Variable Interest Entities

At September 30, 2015, the consolidated financial statements of the Company and the Operating Partnership included one variable interest entity (“VIE”), in which we were deemed to be the primary beneficiary. The VIE, Redwood LLC, was established in the second quarter of 2013 in connection with an undeveloped land acquisition. The impact of consolidating the VIE increased the Company’s total assets, liabilities and noncontrolling interests by approximately $180.7 million (of which $176.9 million related to real estate held for investment on our consolidated balance sheet), approximately $43.5 million and approximately $6.3 million, respectively, as of September 30, 2015.
As of December 31, 2014, the consolidated financial statements of the Company and the Operating Partnership included two VIEs, in which we were deemed to be the primary beneficiary. One of the VIEs was Redwood LLC and the remaining VIE was established during the fourth quarter of 2014 to facilitate potential Section 1031 Exchanges. During the three months ended March 31, 2015, the Section 1031 Exchange was successfully completed and the VIE was terminated. As a result, $59.2 million of our restricted cash balance at December 31, 2014, which related to prior period disposition proceeds that were set aside to facilitate the Section 1031 Exchange, was released from escrow. The impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests by approximately $219.6 million (of which $211.8 million related to real estate held for investment on our consolidated balance sheet), approximately $23.4 million and approximately $5.9 million, respectively, as of December 31, 2014.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adoption of New Accounting Pronouncements
Effective January 1, 2015, the Company adopted FASB ASU 2014-08, which changed the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on an entity's operations and final results, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The Company adopted and applied the new guidance on a prospective basis as required by ASU 2014-08. Therefore, real estate assets classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift will be presented in continuing operations for all periods presented. Properties classified as held for sale and/or disposed of prior to January 1, 2015 will continue to be presented in discontinued operations for prior periods presented. In accordance with this guidance, the operations of the ten properties sold during the nine months ended September 30, 2015 are presented in continuing operations for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, discontinued operations includes the income and gains on all of the properties sold in 2014.

Recently Issued Accounting Pronouncements

On August 12, 2015, the FASB issued ASU No. 2015-14 (“ASU 2015-14”) to defer the effective date of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.
On April 7, 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. On August 18, 2015, the FASB also issued ASU No. 2015-15 (“ASU 2015-15”) to address the presentation of debt issuance costs specifically related to line-of-credit arrangements. The standard clarifies that an entity may defer and present debt issuance costs as an asset and amortize the costs ratably over the term of the line-of-credit arrangement, regardless of whether there are an outstanding borrowings on the line-of credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company expects to adopt the guidance effective January 1, 2016 and the guidance will not have any impact on our consolidated statements of operations, equity/capital, or cash flows.
In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company is  currently assessing  the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.    Acquisitions

Development Project Acquisitions

During the nine months ended September 30, 2015, we acquired the development opportunities listed below from unrelated third parties. The acquisitions were funded with proceeds from various sources, including the Company’s unsecured revolving credit facility, at-the-market stock offering program (see Note 8) and prior year disposition proceeds. As of September 30, 2015, the underlying assets were included as undeveloped land and construction in progress in our consolidated balance sheets.

Project	Date of Acquisition	City/Submarket	Type	Purchase Price (in millions)
333 Dexter (1)	February 13, 2015	South Lake Union, WA	Land	$49.5
100 Hooper (2)	July 7, 2015	San Francisco, CA	Land	78.0
Total Acquisitions				$127.5
________________________

(1)
Acquisition comprised of four adjacent parcels in the South Lake Union submarket of Seattle, Washington located at 330 Dexter Avenue North, 333 Dexter Avenue North, 401 Dexter Avenue North, and 400 Aurora Avenue North. In connection with this acquisition, we also assumed $2.4 million in accrued liabilities and acquisition costs that are not included in the purchase price above.

(2)
In connection with this acquisition, we assumed $4.1 million in accrued liabilities and acquisition costs that are not included in the purchase price above. The Company expects to develop and own two buildings on the site encompassing office and production design and repair space totaling approximately 400,000 square feet.

3.    Dispositions

Operating Property Dispositions

The following table summarizes the operating properties sold during the nine months ended September 30, 2015:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet
15050 NE 36th Street, Redmond, WA	Office	April	1	122,103
San Diego Properties - Tranche 1 (1)	Office	April	3	384,468
San Diego Properties - Tranche 2 (2)	Office	July	6	539,823
Total Dispositions			10	1,046,394
________________________

(1)	The San Diego Properties - Tranche 1 include the following: 10770 Wateridge Circle, 6200 Greenwich Drive, and 6220 Greenwich Drive.

(2)	The San Diego Properties - Tranche 2 include the following: 6260 Sequence Drive, 6290 Sequence, Drive, 6310 Sequence Drive, 6340 Sequence Drive, 6350 Sequence Drive, and 4921 Directors Place.

The ten buildings encompassing 1,046,394 rentable square feet were sold for a gross sales price of $309.2 million, resulting in a gain on sale of $110.0 million.

Land Disposition

During the nine months ended September 30, 2015, the Company sold a land parcel located at 17150 Von Karman in Irvine, California for a gross sales price of $26.0 million, resulting in a gain on sale of $17.3 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, in-place leases and below-market ground lease obligation) and intangible liabilities (acquired value of below-market operating leases and above-market ground lease obligation) as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Deferred Leasing Costs and Acquisition-Related Intangible Assets, net:
Deferred leasing costs	$201,605	$216,102
Accumulated amortization	(74,997)	(74,904)
Deferred leasing costs, net	126,608	141,198
Above-market operating leases	11,026	20,734
Accumulated amortization	(6,380)	(13,952)
Above-market operating leases, net	4,646	6,782
In-place leases	74,071	97,250
Accumulated amortization	(32,331)	(43,773)
In-place leases, net	41,740	53,477
Below-market ground lease obligation	490	490
Accumulated amortization	(27)	(21)
Below-market ground lease obligation, net	463	469
Total deferred leasing costs and acquisition-related intangible assets, net	$173,457	$201,926
Acquisition-Related Intangible Liabilities, net: (1)
Below-market operating leases	$55,136	$68,051
Accumulated amortization	(26,632)	(30,620)
Below-market operating leases, net	28,504	37,431
Above-market ground lease obligation	6,320	6,320
Accumulated amortization	(399)	(324)
Above-market ground lease obligation, net	5,921	5,996
Total acquisition-related intangible liabilities, net	$34,425	$43,427
________________________

(1)	Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the three and nine months ended September 30, 2015 and 2014, including amounts attributable to discontinued operations for 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Deferred leasing costs (1)	$6,932	$7,132	$20,847	$20,683
Above-market operating leases (2)	487	1,305	2,135	4,230
In-place leases (1)	3,073	5,169	11,710	17,090
Below-market ground lease obligation (3)	2	2	6	6
Below-market operating leases (4)	(2,228)	(2,940)	(8,905)	(10,054)
Above-market ground lease obligation (5)	(26)	(26)	(76)	(76)
Total	$8,240	$10,642	$25,717	$31,879
________________________

(1)
The amortization of deferred leasing costs related to lease incentives is recorded to rental income and other deferred leasing costs and in-place leases is recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of September 30, 2015 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Ground Lease Obligation (2)	Below-Market Operating Leases (3)	Above-Market Ground Lease Obligation (4)
	(in thousands)
Remaining 2015	$6,740	$399	$2,800	$2	$(2,044)	$(25)
2016	25,662	1,499	10,449	8	(7,638)	(101)
2017	22,661	1,241	9,113	8	(7,017)	(101)
2018	19,023	831	6,373	8	(5,735)	(101)
2019	15,150	643	4,714	8	(3,597)	(101)
Thereafter	37,372	33	8,291	429	(2,473)	(5,492)
Total	$126,608	$4,646	$41,740	$463	$(28,504)	$(5,921)
________________________

(1)	Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.

(2)	Represents estimated annual amortization related to below-market ground lease obligations. Amounts will be recorded as an increase to ground lease expense in the consolidated statements of operations.

(3)	Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

(4)	Represents estimated annual amortization related to above-market ground lease obligations. Amounts will be recorded as a decrease to ground lease expense in the consolidated statements of operations.

5.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014 (1)
	(in thousands)
Current receivables	$13,372	$9,228
Allowance for uncollectible tenant receivables	(1,839)	(1,999)
Current receivables, net	$11,533	$7,229
________________________

(1)	Excludes current receivables, net related to properties held for sale as of December 31, 2014.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Deferred rent receivables	$185,468	$158,405
Allowance for deferred rent receivables	(2,116)	(1,989)
Deferred rent receivables, net	$183,352	$156,416

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of September 30, 2015 and December 31, 2014:

Type of Debt	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	September 30, 2015 (3)	December 31, 2014 (3)
				(in thousands)
Mortgage note payable	4.27%	4.27%	February 2018	$128,937	$130,767
Mortgage note payable (4)	4.48%	4.48%	July 2027	96,743	97,000
Mortgage note payable (4)	6.05%	3.50%	June 2019	86,737	89,242
Mortgage note payable	6.51%	6.51%	February 2017	65,841	66,647
Mortgage note payable (4) (5)	5.23%	3.50%	January 2016	51,431	52,793
Mortgage note payable (4) (5)	5.57%	3.25%	February 2016	39,188	40,258
Mortgage note payable (6)	5.09%	3.50%	August 2015	—	34,311
Mortgage note payable (6)	4.94%	4.00%	April 2015	—	26,285
Mortgage note payable	7.15%	7.15%	May 2017	4,649	6,568
Other	Various	Various	Various	2,397	2,421
Total				$475,923	$546,292
________________________

(1)	All interest rates presented are fixed-rate interest rates.

(2)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of discounts/premiums, excluding debt issuance costs.

(3)	Amounts reported include the amounts of unamortized debt premiums of $7.2 million and $10.3 million as of September 30, 2015 and December 31, 2014, respectively.

(4)
The secured debt and the related properties that secure the debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

(5)	These mortgage notes payable were repaid in October 2015 at par.

(6)	These mortgage notes payable were repaid during the nine months ended September 30, 2015 at par.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Unsecured Senior Notes

In September 2015, the Operating Partnership issued $400.0 million of aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of issuance discount of $2.2 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on October 1, 2025, require semi-annual interest payments each April and October based on a stated annual interest rate of 4.375%. The Company will use the net proceeds to repay the 5.000% Unsecured Senior Notes upon maturity in November 2015 and other general corporate purposes, including the repayment of debt and funding development expenditures.

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership as of September 30, 2015 and December 31, 2014:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Principal Amount as of
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	September 30, 2015	December 31, 2014
					(in thousands)
4.375% Unsecured Senior Notes (2)	September 2015	October 2025	4.375%	4.440%	$400,000	$—
Unamortized discount					$(2,215)	$—
Net carrying amount					$397,785	$—

4.250% Unsecured Senior Notes (3)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount					(4,124)	(4,348)
Net carrying amount					$395,876	$395,652

3.800% Unsecured Senior Notes (4)	January 2013	January 2023	3.800%	3.804%	$300,000	$300,000
Unamortized discount					(72)	(79)
Net carrying amount					$299,928	$299,921

4.800% Unsecured Senior Notes (4) (5)	July 2011	July 2018	4.800%	4.827%	$325,000	$325,000
Unamortized discount					(209)	(265)
Net carrying amount					$324,791	$324,735

6.625% Unsecured Senior Notes (6)	May 2010	June 2020	6.625%	6.743%	$250,000	$250,000
Unamortized discount					(994)	(1,154)
Net carrying amount					$249,006	$248,846

5.000% Unsecured Senior Notes (7)	November 2010	November 2015	5.000%	5.014%	$325,000	$325,000
Unamortized discount					(4)	(33)
Net carrying amount					$324,996	$324,967
________________________

(1)	This represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of initial issuance discounts, excluding debt issuance costs.

(2)	Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.

(3)	Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.

(4)	Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

(5)
In October 2015, certain common limited partners in the Operating Partnership that previously contributed their interests in the property at 6255 W. Sunset Blvd., Los Angeles, California to the Operating Partnership entered into an agreement with the Company.  Pursuant to this agreement, such  common limited partners will reimburse the Company for a portion of any amounts the Company may be required to pay pursuant to its guarantee of the Operating Partnership’s 4.800% Senior Notes due 2018 or that the Company may otherwise become required to pay under applicable law with respect to such notes.

(6)	Interest on these notes is payable semi-annually in arrears on June 1st and December 1st of each year.

(7)	Interest on these notes is payable semi-annually in arrears on May 3rd and November 3rd of each year.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$—	$140,000
Remaining borrowing capacity	600,000	460,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	—%	1.41%
Facility fee-annual rate (3)	0.200%	0.250%
Maturity date	July 2019
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.050% and LIBOR plus 1.250% as of September 30, 2015 and December 31, 2014, respectively.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2015, $4.9 million of deferred financing costs remains to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow amounts under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the balance and terms of our unsecured term loan facility as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$150,000	$150,000
Interest rate (1)	1.35%	1.56%
Maturity date	July 2019
________________________

(1)	Our unsecured term loan facility interest rate was calculated based on an annual rate of LIBOR plus 1.150% and LIBOR plus 1.400% as of September 30, 2015 and December 31, 2014, respectively.

Additionally, the Company has a $39.0 million unsecured term loan outstanding with an annual interest rate of LIBOR plus 1.150% and LIBOR plus 1.400% as of September 30, 2015 and December 31, 2014, respectively, that matures in July 2019.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured term loan facility, the unsecured term loan, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2015.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts and premiums, as of September 30, 2015:

Year	(in thousands)
Remaining 2015	$327,768
2016	99,431
2017	71,748
2018	451,728
2019	265,370
Thereafter	1,441,643
Total (1)	$2,657,688
________________________

(1)	Includes gross principal balance of outstanding debt before impact of net unamortized discounts totaling approximately $0.4 million.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense reported in continuing operations, including debt discount/premium and loan cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2015 and 2014. The interest expense capitalized was recorded as a cost of development and redevelopment, and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gross interest expense	$27,386	$29,936	$82,322	$85,740
Capitalized interest and loan fees	(14,567)	(13,328)	(37,761)	(35,860)
Interest expense	$12,819	$16,608	$44,561	$49,880

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 98.1%, 98.0% and 97.9% common general partnership interest in the Operating Partnership as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The remaining approximate 1.9%, 2.0% and 2.1% common limited partnership interest as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively, was owned by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,788,170, 1,804,200 and 1,804,200 common units outstanding held by these investors, executive officers and directors as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $118.0 million and $126.8 million as of September 30, 2015 and December 31, 2014, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

8.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced in December 2014, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $300.0 million from time to time in “at-the-market” offerings. Since commencement of the program through September 30, 2015, we have sold 2,007,767 shares of common stock having an aggregate gross sales price of $150.1 million. As of September 30, 2015, shares of common stock having an aggregate gross sales price of up to $149.9 million remain available to be sold under this program. No shares of common stock were sold under this program during the three months ended September 30, 2015. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth information regarding sales of our common stock under our at-the-market offering program for the nine months ended September 30, 2015:

Nine months ended September 30, 2015
(in millions, except share and per share data)
Shares of common stock sold during the period	1,866,267
Weighted average price per common share	$75.06
Aggregate gross proceeds	$140.1
Aggregate net proceeds after sales agent compensation	$138.2

Common Stock Issuance

On July 1, 2015, the Company completed the sale of and issued 3,773,766 shares of its common stock at a price of $66.19 per share for aggregate gross proceeds of $249.8 million and aggregate net proceeds after offering costs of $249.6 million through a registered direct placement with an institutional investor.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliate investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	September 30, 2015	December 31, 2014	September 30, 2014
Company owned common units in the Operating Partnership	92,220,367	86,259,684	83,388,220
Company owned general partnership interest	98.1%	98.0%	97.9%
Noncontrolling common units of the Operating Partnership	1,788,170	1,804,200	1,804,200
Ownership interest of noncontrolling interest	1.9%	2.0%	2.1%

For a further discussion of the noncontrolling common units as of September 30, 2015 and December 31, 2014, refer to Note 7.

10.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of September 30, 2015, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). As of September 30, 2015, 1,724,324 shares were available for grant under the 2006 Plan. The calculation of shares available for grant includes a reserve for a sufficient number of shares to cover the vesting and payment of performance-based vesting awards at the target levels for either performance and/or market conditions with outstanding performance periods. At our Annual Meeting of Stockholders held on May 21, 2015, stockholders approved an amendment and restatement of the 2006 Plan, which included an increase in the share limit to 8,320,000 shares.

2015 Share-Based Compensation Grants

On January 27, 2015, the Executive Compensation Committee of the Company’s Board of Directors awarded 212,468 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 127,657 RSUs (at the target level of performance), or 60%, that are subject to market and performance-based vesting requirements (the “2015 Performance-Based RSUs”) and 84,811 RSUs, or 40%, that are subject to time-based vesting requirements (the “2015 Time-Based RSUs”).

2015 Performance-Based RSU Grant

The 2015 Performance-Based RSUs are scheduled to vest at the end of a three-year period based upon the achievement of pre-set FFO per share goals (the “performance condition”) for the year ending December 31, 2015 and also based upon the average annual relative total stockholder return ranking for the Company compared to an established comparison group of companies (the “market condition”) for the three-year period ending December 31, 2017. The 2015 Performance-Based RSUs are also subject to a three-year service vesting provision and are scheduled to cliff vest at the end of the three-year period. The number of 2015 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2015 Performance-Based RSUs granted based upon the levels of achievement for both the performance condition and the market condition. The estimate of the number of 2015 Performance-Based RSUs earned are evaluated quarterly during the 2015 performance period based on our estimate as to the 2015 FFO per share performance measured against the applicable goals. As of September 30, 2015, 168,788 2015 Performance-Based RSUs are estimated to be earned based on the Company’s estimate of 2015 FFO per share performance measured against the applicable goals, and the compensation cost recorded to date for this program was based on that revised estimate. Compensation expense for the 2015 Performance-Based RSU grant will be recorded on a straight-line basis over the three-year period.

Each 2015 Performance-Based RSU represents the right to receive one share of our common stock in the future. The total fair value of the 2015 Performance-Based RSU grant was $10.1 million at January 27, 2015 and was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2015 Performance-Based RSU grant takes into consideration the likelihood of achievement of both the performance condition and the market condition discussed above. For the nine months ended September 30, 2015, we recorded compensation expense based

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

upon the $78.55 fair value at January 27, 2015. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

Fair Value Assumptions
Fair value per share at January 27, 2015	$78.55
Expected share price volatility	20.00%
Risk-free interest rate	0.92%
Remaining expected life	2.9 years

The computation of expected volatility is based on a blend of the historical volatility of our shares of common stock over approximately six years, as that is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate three-year remaining performance period of the RSUs and implied volatility data based on the observed pricing of six month publicly-traded options on our shares of common stock. The risk-free interest rate is based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at January 27, 2015. The expected dividend yield is estimated by examining the average of the historical dividend yield levels over the remaining 2.9 year term of the RSUs and our current annualized dividend yield as of January 27, 2015. The expected life of the RSUs is equal to the remaining 2.9 year vesting period at January 27, 2015.

2015 Time-Based RSU Grant

The 2015 Time-Based RSUs are scheduled to vest in three equal installments beginning on January 5, 2016 through January 5, 2018. Compensation expense for the 2015 Time-Based RSUs will be recognized on a straight-line basis over the three-year service vesting period. Each 2015 Time-Based RSU represents the right to receive one share of our common stock in the future. The total fair value of the 2015 Time-Based RSU grant was $6.4 million, which was based on the $75.34 closing share price of the Company’s common stock on the NYSE on January 27, 2015.

Share-Based Award Activity

During the nine months ended September 30, 2015, 265,000 non-qualified stock options were exercised and issued at an exercise price per share equal to $42.61. As of September 30, 2015, we had 687,000 stock options outstanding.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $4.3 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively, and $13.6 million and $10.3 million for the nine months ended September 30, 2015 and 2014, respectively. Of the total share-based compensation costs, $0.7 million and $0.6 million was capitalized as part of real estate assets for the three months ended September 30, 2015 and 2014, respectively, and $2.3 million and $1.5 million was capitalized as part of real estate assets for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was approximately $35.2 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.1 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2015.

11.    Commitments and Contingencies

General

As of September 30, 2015, we had commitments of approximately $481.2 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and redevelopment properties.

Environmental Matters

We follow the policy of monitoring all of our properties, both acquisition and existing stabilized portfolio properties, for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our stabilized portfolio properties that would have a material adverse effect on our financial condition, results of operations and cash flow, or that we believe would require additional disclosure or the recording of a loss contingency.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2015, we had accrued environmental remediation liabilities of approximately $19.4 million recorded on our consolidated balance sheets in connection with certain of our recent development acquisitions and related development activities. It is possible that we could incur additional environmental remediation costs in connection with these recent development acquisitions.  However, given we are in the very early stages of development, possible additional environmental costs are not reasonably estimable at this time.

12.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of September 30, 2015 and December 31, 2014:

	Fair Value (Level 1) (1)
	September 30, 2015	December 31, 2014
Description	(in thousands)
Marketable securities (2)	$12,638	$11,971
________________________

(1)	Based on quoted prices in active markets for identical securities.

(2)	The marketable securities are held in a limited rabbi trust.

We report the change in the fair value of the marketable securities at the end of each accounting period in interest income and other net investment gain in the consolidated statements of operations. We also adjust the related Deferred Compensation Plan liability to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant, which results in a corresponding increase or decrease to compensation cost for the period.

The following table sets forth the net (loss) gain on marketable securities recorded during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Description	(in thousands)		(in thousands)
Net (loss) gain on marketable securities	$(681)	$(39)	$(171)	$507

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt (1)	$475,923	$487,563	$546,292	$559,483
Unsecured debt, net (2)	2,181,382	2,228,225	1,783,121	1,858,492
Unsecured line of credit (1) (3)	—	—	140,000	145,051
________________________

(1)	Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

(2)
Fair value calculated using Level I and Level II inputs. Level I inputs are based on quoted prices for identical instruments in active markets. The carrying value and fair value of the Level I instruments was $2.0 billion and $2.0 billion, respectively, as of September 30, 2015. The carrying value and fair value of the Level I instruments as of December 31, 2014, was $1.3 billion and $1.3 billion, respectively. The carrying value and fair value of the Level II instruments was $189.0 million and $189.0 million, respectively, as of September 30, 2015. The carrying value and fair value of the Level II instruments as of December 31, 2014, was $513.7 million and $536.3 million, respectively.

(3)	There was no outstanding balance on the unsecured line of credit as of September 30, 2015.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$106,704	$13,168	$209,296	$39,896
Income from continuing operations attributable to noncontrolling common units of the Operating Partnership	(1,945)	(193)	(3,850)	(635)
Preferred dividends	(3,313)	(3,313)	(9,938)	(9,938)
Allocation to participating securities (1)	(367)	(432)	(1,200)	(1,285)
Numerator for basic and diluted income from continuing operations available to common stockholders	101,079	9,230	194,308	28,038
Income from discontinued operations (2)	—	6,135	—	112,482
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership (2)	—	(128)	—	(2,376)
Numerator for basic and diluted net income available to common stockholders	$101,079	$15,237	$194,308	$138,144
Denominator:
Basic weighted average vested shares outstanding	92,150,341	83,161,323	89,077,012	82,525,033
Effect of dilutive securities	488,724	1,949,133	516,249	2,097,589
Diluted weighted average vested shares and common share equivalents outstanding	92,639,065	85,110,456	89,593,261	84,622,622
Basic earnings per share:
Income from continuing operations available to common stockholders per share	$1.10	$0.11	$2.18	$0.34
Income from discontinued operations per common share (2)	—	0.07	—	1.33
Net income available to common stockholders per share	$1.10	$0.18	$2.18	$1.67
Diluted earnings per share:
Income from continuing operations available to common stockholders per share	$1.09	$0.11	$2.17	$0.33
Income from discontinued operations per common share (2)	—	0.07	—	1.30
Net income available to common stockholders per share	$1.09	$0.18	$2.17	$1.63
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

(2)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 1). As a result, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are no longer presented as discontinued operations.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2015 and 2014, because we reported income from continuing operations attributable to common stockholders in the respective periods and the effect was dilutive. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2015 and 2014 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 10 “Share-Based Compensation” for additional information regarding stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except unit and per unit amounts)
Numerator:
Income from continuing operations	$106,704	$13,168	$209,296	$39,896
Income from continuing operations attributable to noncontrolling interests in consolidated subsidiaries	(64)	(59)	(211)	(188)
Preferred distributions	(3,313)	(3,313)	(9,938)	(9,938)
Allocation to participating securities (1)	(367)	(432)	(1,200)	(1,285)
Numerator for basic and diluted income from continuing operations available to common unitholders	102,960	9,364	197,947	28,485
Income from discontinued operations (2)	—	6,135	—	112,482
Income from discontinued operations attributable to noncontrolling common units of the Operating Partnership (2)	—	—	—	(13)
Numerator for basic and diluted net income available to common unitholders	$102,960	$15,499	$197,947	$140,954
Denominator:
Basic weighted average vested units outstanding	93,938,783	84,965,523	90,869,696	84,329,317
Effect of dilutive securities	488,724	1,949,133	516,249	2,097,589
Diluted weighted average vested units and common unit equivalents outstanding	94,427,507	86,914,656	91,385,945	86,426,906
Basic earnings per unit:
Income from continuing operations available to common unitholders per unit	$1.10	$0.11	$2.18	$0.34
Income from discontinued operations per common unit (2)	—	0.07	—	1.33
Net income available to common unitholders per unit	$1.10	$0.18	$2.18	$1.67
Diluted earnings per unit:
Income from continuing operations available to common unitholders per unit	$1.09	$0.11	$2.17	$0.33
Income from discontinued operations per common unit (2)	—	0.07	—	1.30
Net income available to common unitholders per unit	$1.09	$0.18	$2.17	$1.63
________________________

(1)	Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

(2)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 1). As a result, properties classified as held for sale and/or disposed of subsequent to January 1, 2015 that do not represent a strategic shift are no longer presented as discontinued operations.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs and other securities are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2015 and 2014, because we reported income from continuing operations attributable to common unitholders in the respective periods and the effect was dilutive. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2015 and 2014 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 10 “Share-Based Compensation” for additional information regarding stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Subsequent Events

On October 14, 2015, aggregate dividends, distributions and dividend equivalents of $33.3 million were paid to common stockholders and common unitholders of record on September 30, 2015 and RSU holders of record on the payment date.

On October 9 and 22, 2015, the Company repaid two secured mortgages at par totaling approximately $90.1 million.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning projected future occupancy and rental rates, lease expirations, debt maturity, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, dispositions, future incentive compensation, pending, potential or proposed acquisitions and other forward-looking financial data, as well as the discussion below under the captions “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “targets,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in forward-looking statements. For a discussion of those risk factors, see the discussion below as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2014 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under Federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office submarkets along the West Coast. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in the coastal regions of Los Angeles, Orange County, San Diego County, the San Francisco Bay Area and greater Seattle, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 98.1%, 98.0% and 97.9% general partnership interest in the Operating Partnership as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. All of our properties are held in fee except for the eleven office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

Development Acquisitions. During the nine months ended September 30, 2015, we acquired two future development opportunities, one in Greater Seattle for a cash purchase price of approximately $49.5 million and one in San Francisco for a cash purchase price of approximately $78.0 million. The project in Greater Seattle is comprised of four parcels located at 330, 333, 401 Dexter Avenue North and 400 Aurora Avenue North, aggregating approximately 2.4 acres in the South Lake Union submarket of Seattle. The project in San Francisco is a 3.3-acre site, located at 100 Hooper Street, and is fully designed and entitled for the development of a low-rise, mixed-use creative campus that will consist of approximately 450,000 square feet. We presently intend to use this land site to develop, own and manage a project of up to approximately 400,000 square feet of office and production, distribution and repair (“PDR”) space, in accordance with existing zoning requirements. As part of the transaction, the land will be sub-divided and an additional approximately 50,000 square feet of stand-alone PDR space is expected to be owned and managed by a non-profit entity. During 2014, we acquired five office buildings in two transactions for an aggregate purchase price of approximately $206.6 million and three undeveloped land sites, including two adjacent land sites, in three transactions with an aggregate purchase price of approximately $166.0 million. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

As a component of our growth strategy, we continue to evaluate value-add acquisition opportunities and remain a disciplined buyer of development opportunities and operating properties. We continue to focus on value-add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We cannot provide assurance that we will complete additional future acquisitions. In the future, we may enter into agreements to acquire additional properties or undeveloped land, either as wholly owned properties or through joint ventures, and those agreements typically will be subject to the satisfaction of closing conditions. We cannot provide assurance that we will enter into any agreements to acquire properties, or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Costs associated with acquisitions accounted for as business combinations are expensed as incurred, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs. In addition, acquisitions are subject to various other risks and uncertainties. We expect that during the remainder of 2015 we will continue to pursue and evaluate value-add property and undeveloped land acquisitions that we expect to either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

In-Process, Near-Term and Future Development Pipeline. We believe that a significant portion of our long-term future growth will come from the completion of our under construction and in-process development projects as well as executing on our near-term and future development pipeline, including expanding entitlements, subject to market conditions. Over the past several years, we increased our focus on development opportunities and expanded our near-term and future development pipeline through targeted acquisitions of development opportunities on the West Coast.

We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development program and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. We expect to execute on our development program with prudence and will be pursuing opportunities with attractive economic returns in strategic locations with proximity to public transportation or transportation access and retail amenities and in markets with strong fundamentals and visible demand. We plan to develop in phases as appropriate and we generally favor starting projects that are pre-leased.

As of September 30, 2015, we had one development project in the “lease-up” phase, of which the office space was 100% occupied, and seven projects in our in-process development pipeline that were under construction and 56% pre-leased at September 30, 2015.

Projects in “Lease-Up”

•
Columbia Square Phase 1 - Historic, Hollywood, California, which we acquired in September 2012 and is located in the heart of Hollywood, California, two blocks from the corner of Sunset Boulevard and Vine Street. This project is comprised of two buildings totaling 108,539 rentable square feet with a total estimated investment of $80.0 million and the office space is fully leased to NeueHouse, a private workspace collective. The project was completed in the third quarter of 2015 and is expected to be stabilized in the fourth quarter of 2015.

Projects Under Construction

•
The Exchange on 16th, Mission Bay, San Francisco, California, was acquired in May 2014 and we commenced construction in June 2015. This project encompasses approximately 700,000 gross rentable square feet in four buildings and represents a total estimated investment of approximately $485 million. Construction is currently in process and is expected to be completed in the second half of 2017. This project is currently 0% pre-leased.

•
350 Mission Street, SOMA, San Francisco, California, which we acquired in October 2012. This development project, which is 100% pre-leased to salesforce.com, Inc., has a total estimated investment of approximately $285 million and will encompass approximately 450,000 rentable square feet upon completion. The building core and shell were completed in the third quarter of 2015, tenant improvements are in process, and the tenant is currently expected to take possession in phases throughout the first half of 2016.

•
333 Brannan Street, SOMA, San Francisco, California, which we acquired in July 2012. This development project is 100% pre-leased to Dropbox, has a total estimated investment of approximately $105 million and will encompass 185,000 rentable square feet upon completion. The building core and shell were completed in the third quarter of 2015, tenant improvements are in process, and the tenant is expected to take possession in the second quarter of 2016.

•
Crossing/900, Redwood City, California, which we acquired in June 2013 with a local partner. This development project is 100% pre-leased to Box, Inc., has a total estimated investment of approximately $190 million and will encompass approximately 339,000 rentable square feet upon completion. Construction is expected to be completed and this project is expected to be stabilized during the fourth quarter of 2015. In October 2015, we completed and delivered the first of two buildings encompassing 226,000 rentable square feet to Box, Inc.

•
Columbia Square Office Phase 2, Hollywood, California, which we acquired in September 2012. During 2013, we commenced development on this phase comprising approximately 370,000 rentable square feet with an estimated investment of $220 million. The project, which is currently 58% pre-leased, is expected to be completed in the first quarter of 2016, and the project is expected to be stabilized in the first quarter of 2017.

The third phase, the residential component of the project, which will encompass approximately 205,000 square feet upon completion, will be a mix of high-end long-term rentals and extended stay apartment homes and has an estimated investment of approximately $140 million. It will be the first luxury extended stay property to be located in the heart of Hollywood. Construction of this project is currently expected to be completed in the first quarter of 2016, and the project is expected to be stabilized in phases through the first quarter of 2017.

•
The Heights at Del Mar, Del Mar, California, which we acquired in September 2013. The project is a 73,000 square foot office project and has a total estimated investment of approximately $45 million. Construction on this project is currently in process and is expected to be completed in the fourth quarter of 2015.

Near-Term and Future Development Pipeline

As of September 30, 2015, our near-term development pipeline included four additional undeveloped land holdings located in various submarkets in San Diego County, San Francisco Bay Area, Greater Seattle and Los Angeles with an aggregate cost basis of approximately $376.2 million at September 30, 2015, at which we believe we could develop approximately 2.5 million rentable square feet at a total estimated investment of over $1.5 billion, depending on successfully obtaining entitlements and market conditions. These holdings include two development opportunities acquired in 2015, one in February 2015 in Greater Seattle for a cash purchase price of $49.5 million and one in July 2015 in San Francisco for a cash purchase price of $78.0 million.

The following table sets forth information about our near-term development pipeline as of the date of this filing.

Near-Term Development Pipeline (1)	Location	Potential Start Date (2)	Approx. Developable Square Feet	Total Estimated Investment	Total Costs as of 9/30/2015 (3)

100 Hooper (4)	San Francisco	2016	400,000	$250	$84.0
Academy Project	Hollywood	2016	500,000	300	58.3
333 Dexter (5)	South Lake Union	2016	700,000	375	56.0
One Paseo	Del Mar	2016	TBD	TBD	177.9
Total Near-Term Development Pipeline					$376.2
________________________

(1)
Project timing, costs, developable square feet and scope could change materially from estimated data provided due to one of more of the following:  any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new office supply, regulatory and entitlement processes, and project design.

(2)
Potential start dates assume successfully obtaining all entitlements and approvals necessary to commence construction. Actual commencement is subject to extensive consideration of market conditions and economic factors. 100 Hooper is fully-entitled with Proposition M allocation.

(3)	Represents cash paid and costs incurred as of September 30, 2015.

(4)
In July 2015, the Company closed on a fully-entitled 3.3 acre site for approximately $78.0 million in cash and approximately $4.1 million in accrued liabilities and acquisition costs in the south of market area of San Francisco. The Company will develop and own two buildings on the site totaling approximately 400,000 square feet consisting of office space and production, distribution and repair space.

(5)
In February 2015, the Company closed on four adjacent parcels in the South Lake Union district for a total purchase price of $49.5 million in cash and approximately $2.4 million in transaction costs and accrued liabilities.

As of September 30, 2015, our longer term future development pipeline included additional undeveloped land holdings located in various submarkets in San Diego County and San Francisco Bay Area with an aggregate cost basis of approximately $217.8 million at September 30, 2015, at which we believe we could develop more than 2.5 million rentable square feet, depending on successfully obtaining entitlements and market conditions.

Increases in our development activities could continue to cause an increase in the average development asset balances qualifying for interest and other carry cost capitalization in future periods. For the three and nine months ended September 30, 2015, we capitalized $14.6 million and $37.8 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2014, we capitalized, $13.3 million and $35.9 million, respectively, of interest to our qualifying development projects. For the three and nine months ended September 30, 2015, we capitalized $3.2 million and $10.4 million, respectively, of internal costs to our qualifying redevelopment and development projects. For the three and nine months ended September 30, 2014, we capitalized, $2.6 million and $7.9 million respectively, of internal costs to our qualifying redevelopment and development projects.

Capital Recycling Program. We continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information regarding our capital recycling strategy.

In connection with our capital recycling strategy, during the nine months ended September 30, 2015, we completed the sale of one property located in Redmond, Washington, nine properties located in San Diego, California, and one land parcel in Irvine, California to unaffiliated third parties for gross sales proceeds of $335.2 million. The land parcel was classified as held for sale as of December 31, 2014. During 2014, we completed the sale of 17 properties and one undeveloped land parcel to unaffiliated third parties in six separate transactions for gross sales proceeds totaling approximately $432.6 million.

The timing of any potential future disposition transactions will depend on market conditions and other factors, including but not limited to, our capital needs and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties or that any acquisitions and/or dispositions will qualify as Section 1031 Exchanges. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the nine months ended September 30, 2015.

Information on Leases Commenced and Executed

For Leases Commenced

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Retention Rates (7)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2015	25	14	252,216	134,126	$41.66	40.1%	26.9%	26.7%	73
Nine Months Ended September 30, 2015	64	50	697,212	390,114	43.33	32.4%	21.0%	40.4%	71

For Leases Executed (8)

	1st & 2nd Generation (1)				2nd Generation (1)
	Number of Leases (2)		Rentable Square Feet (2)		TI/LC per Sq. Ft. (3)	Changes in Rents (4)(5)	Changes in Cash Rents (6)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended September 30, 2015	21	14	250,900	134,126	$43.29	53.0%	39.2%	74
Nine Months Ended September 30, 2015	61	50	640,248	394,763	42.12	36.3%	25.4%	68
________________________

(1)
First generation leasing includes space where we have made capital expenditures that result in additional revenue generated when the space is re-leased. Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream.

(2)	Represents leasing activity for leases that commenced or signed during the period, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(3)	Tenant improvements and leasing commissions per square foot exclude tenant-funded tenant improvements.

(4)
Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(5)
Excludes commenced and executed leases of approximately 31,026 and 84,940 square feet, respectively, for the three months ended September 30, 2015 and 198,731 and 140,679 rentable square feet, respectively, for the nine months ended September 30, 2015, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a meaningful market comparison.

(6)
Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.

(7)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

(8)
For the three months ended September 30, 2015, 11 leases totaling 188,268 rentable square feet were signed but not commenced as of September 30, 2015. For the nine months ended September 30, 2015, 15 new leases totaling 236,987 rentable square feet were signed but not commenced as of September 30, 2015.

As of September 30, 2015, we believe that the weighted average cash rental rates for our stabilized portfolio, including recently acquired operating properties, are approximately 15% below the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

In general, market rental rates have continued to increase in the majority of our submarkets over the last several quarters. Our rental rates and occupancy are impacted by general economic conditions and regional market fundamentals, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations and cash flows.

Scheduled Lease Expirations. The following table sets forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2015 and the next five years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2015	19	276,227	2.3%	$8,016	1.8%	$29.02
2016	92	786,793	6.5%	24,647	5.3%	31.33
2017	108	1,786,634	14.6%	62,059	13.4%	34.74
2018	75	1,355,837	11.1%	54,481	11.8%	40.18
2019	84	1,502,427	12.3%	54,718	11.8%	36.42
2020	87	1,867,302	15.3%	68,886	14.9%	36.89
Total	465	7,575,220	62.1%	$272,807	59.0%	$36.01
________________________

(1)
The information presented for all lease expiration activity reflects leasing activity through September 30, 2015 for our stabilized portfolio. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases, intercompany leases, vacant space and lease renewal options not executed as of September 30, 2015.

(2)
Annualized base rent includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross and triple net. Percentages represent percentage of total portfolio annualized contractual base rental revenue. For additional information on tenant improvement and leasing commission costs incurred by the Company for the current reporting period, please see further discussion under the caption “Information on Leases Commenced and Executed.”

In addition to the 0.6 million rentable square feet, or 4.4%, of currently available space in our stabilized portfolio, leases representing approximately 2.3% and 6.5% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2015 and 2016, respectively. The leases scheduled to expire during the remainder of 2015 and in 2016 represent approximately 1.1 million rentable square feet or 7.1% of our total annualized base rental revenue. We believe that the weighted average cash rental rates are approximately 10% below the current average market rental rates for leases scheduled to expire during the remainder of 2015 and in 2016, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers. For 2015, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based or market-measure based vesting requirements and/or time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of September 30, 2015, there was approximately $35.2 million of total unrecognized compensation cost related to outstanding nonvested shares of restricted common stock, RSUs and stock options issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.1 years. The $35.2 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors.

Stabilized Portfolio Information

As of September 30, 2015, our stabilized portfolio was comprised of 101 office properties encompassing an aggregate of approximately 13.1 million rentable square feet. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently under construction or committed for construction, “lease-up” properties, real estate assets held for sale and undeveloped land. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. As of September 30, 2015, we had no redevelopment properties. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of September 30, 2015 we had one development project in the “lease-up” phase. Our stabilized portfolio also excludes our near-term and future development pipeline, which as of the date of this filing was comprised of ten development sites, representing approximately 106 gross acres of undeveloped land on which we believe we have the potential to develop over 5.0 million square feet of office space, depending upon economic conditions.

As of September 30, 2015, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet
Development projects in “lease-up”	1	108,539
Development projects under construction (1)	7	2,322,000
________________________

(1)	Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from September 30, 2014 to September 30, 2015:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2014	105	13,486,006
Acquisitions (1)	4	266,982
Completed development projects added to stabilized portfolio	2	340,913
Dispositions	(10)	(1,046,394)
Remeasurement	—	3,440
Total as of September 30, 2015	101	13,050,947
________________________

(1)	Excludes redevelopment and development property acquisitions.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2015	6/30/2015	12/31/2014
Los Angeles and Ventura Counties	27	3,505,514	94.1%	95.4%	92.8%
Orange County	1	271,556	95.7%	98.1%	98.7%
San Diego	37	3,317,985	96.3%	95.5%	90.9%
San Francisco Bay Area	24	3,889,753	96.8%	98.5%	97.3%
Greater Seattle	12	2,066,139	94.7%	97.0%	98.1%
Total Stabilized Portfolio	101	13,050,947	95.6%	96.7%	94.4%

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stabilized Portfolio(1)	95.8%	94.0%	95.9%	93.2%
Same Store Portfolio(2)	95.2%	94.8%	95.5%	94.8%
________________________

(1)
Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented, and excludes occupancy percentages of properties held for sale as of September 30, 2014.

(2)
Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2014 and still owned and stabilized as of September 30, 2015. See discussion under “Results of Operations” for additional information.

Our stabilized portfolio was 95.6% occupied as of September 30, 2015 with 276,227 square feet scheduled to expire during the remainder of 2015.

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of September 30, 2015.

Tenant Name	Annualized Base Rental Revenue ($ in thousands)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet

LinkedIn Corporation (1)	$28,344	663,239	6.1%	5.1%
DIRECTV, LLC	22,467	667,852	4.9%	5.1%
Synopsys, Inc.	15,492	340,913	3.3%	2.6%
Bridgepoint Education, Inc.	15,066	322,342	3.3%	2.5%
Intuit, Inc.	13,489	465,812	2.9%	3.6%
Delta Dental of California	10,313	188,143	2.2%	1.4%
AMN Healthcare, Inc.	9,001	176,075	1.9%	1.3%
Concur Technologies	6,562	183,279	1.4%	1.4%
Scan Group (2)	6,487	201,782	1.4%	1.5%
Group Health Cooperative	6,372	183,422	1.4%	1.4%
Neurocrine Biosciences, Inc.	6,366	140,591	1.4%	1.1%
Institute for Systems Biology	6,207	140,605	1.3%	1.1%
Fish & Richardson, P.C.	6,071	139,547	1.3%	1.1%
Pac-12 Enterprises, LLC	5,603	131,749	1.2%	1.0%
AppDynamics, Inc.	5,435	83,549	1.2%	0.6%
Total Top Fifteen Tenants	$163,275	4,028,900	35.2%	30.8%
________________________

(1)	In January 2015, Apple subleased 431,000 square feet of office space from LinkedIn for the remaining term of the lease (approximately twelve years).

(2)	The Company has entered into leases with various affiliates of the tenant.

Current Regional Information

The West Coast real estate markets in which we operate continue to strengthen, driven by improving economic conditions, net positive job growth and rising business confidence and expansion, especially among the region’s technology, social media, entertainment, life science and communication industries.

San Francisco Bay Area. In the third quarter of 2015, the San Francisco Bay Area market continued to outperform most U.S. real estate markets and continues to be led by the strength in the technology sector. Rental growth remains strong as supply of large blocks of space remains limited. As of September 30, 2015, our San Francisco Bay Area stabilized portfolio of 3.9 million rentable square feet was 96.8% occupied with approximately 123,000 available rentable square feet, compared to 97.3% occupied with approximately 104,000 available rentable square feet as of December 31, 2014. As of September 30, 2015, we were 98.6% leased in the San Francisco Bay Area.

As of September 30, 2015, leases representing an aggregate of approximately 10,000 and 118,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2015 and in 2016 represents approximately 1.1% of our occupied rentable square feet and 1.3% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2015.

Greater Seattle. During the third quarter of 2015, demand from technology companies pushed asking rents in Greater Seattle to their highest level in almost a decade. As of September 30, 2015, our greater Seattle stabilized portfolio of 2.1 million rentable square feet was 94.7% occupied with approximately 110,000 available rentable square feet, compared to 98.1% occupied with approximately 43,000 available rentable square feet as of December 31, 2014. As of September 30, 2015, we were 97.4% leased in the Greater Seattle Area.

As of September 30, 2015, leases representing an aggregate of approximately 50,000 and 66,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2015 and in 2016 represents approximately 0.9% of our occupied rentable square feet and 0.6% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2015.

San Diego County. San Diego continued to show increases in rental rates during the third quarter of 2015 driven by steady business expansion with limited amounts of new commercial space. Our San Diego County stabilized portfolio as of September 30, 2015 and December 31, 2014 of 3.3 million and 4.2 million rentable square feet, respectively, was 96.3% occupied with approximately 122,000 available rentable square feet as of September 30, 2015 compared to 90.9% occupied with approximately 386,000 available rentable square feet as of December 31, 2014. The increase in occupancy is primarily due to the sale of the San Diego Portfolio - Tranche 1 and Tranche 2 properties during the nine months ended September 30, 2015. As of September 30, 2015, we were 97.4% leased in San Diego County.

As of September 30, 2015, leases representing an aggregate of approximately 168,000 and 265,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under leases scheduled to expire during the remainder of 2015 and in 2016 represents approximately 3.6% of our occupied rentable square feet and 2.3% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2015.

Los Angeles and Ventura Counties. During the third quarter of 2015, the Los Angeles market continued to strengthen, particularly in markets attractive to creative services and entertainment, which are seeing the largest rental increases. Our Los Angeles and Ventura Counties stabilized portfolio of 3.5 million rentable square feet was 94.1% occupied with approximately 206,000 available rentable square feet as of September 30, 2015 compared to 92.8% occupied with approximately 252,000 available rentable square feet as of December 31, 2014. Across our Los Angeles portfolio, as of September 30, 2015, we were 95.4% leased.

As of September 30, 2015, leases representing an aggregate of approximately 48,000 and 317,000 rentable square feet are scheduled to expire during the remainder of 2015 and in 2016, respectively, in this region. The aggregate rentable square feet under the leases scheduled to expire in this region during the remainder of 2015 and in 2016 represents approximately 3.0% of our occupied rentable square feet and 2.7% of our annualized base rental revenues in our total stabilized portfolio as of September 30, 2015.

Results of Operations

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income from continuing operations. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases). As a result of the Company’s adoption of the new discontinued operations accounting guidance (see Note 1 to our consolidated financial statements included in this report for additional information), for the quarter ended September 30, 2015, Net Operating Income from continuing operations includes the Net Operating Income for the ten properties disposed of in 2015. For the quarter ended September 30, 2014, Net Operating income from continuing operations does not include the Net Operating Income for properties held for sale or disposed of in prior years because properties classified as held for sale and/or disposed of prior to January 1, 2015 will continue to be presented in discontinued operations for prior periods presented.

Net Operating Income from continuing operations is considered by management to be an important and appropriate supplemental performance measure to net income (loss) because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and noncash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income, and accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income (loss) from operations or net income (loss).

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•
Same Store Properties – which includes the results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2014 and still owned and included in the stabilized portfolio as of September 30, 2015;

•	Stabilized Development and Redevelopment Properties – which includes the results generated by the following:

◦	One development project comprising three office buildings that was completed and stabilized in the third quarter of 2014;

◦	One development project consisting of two office buildings that was completed and stabilized in the fourth quarter of 2014;

◦	One redevelopment property that was stabilized in 2014 following its one year “lease-up” period; and

•	Acquisition Properties – which includes the results, from the dates of acquisition through the periods presented, for the five office buildings we acquired during 2014;

•
Disposition and Other Properties – which includes the results for both periods presented of the ten properties disposed of in 2015 and expenses for certain of our in-process, near-term and future development projects.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of September 30, 2015:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	90	11,285,022
Stabilized Development and Redevelopment Properties	6	1,358,338
Acquisition Properties	5	407,587
Total Stabilized Portfolio	101	13,050,947

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

The following table summarizes our Net Operating Income from continuing operations, as defined, for our total portfolio for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$101,920	$91,386	$10,534	11.5%
Unallocated (expense) income:
General and administrative expenses	(10,799)	(11,138)	339	(3.0)
Acquisition-related expenses	(4)	(431)	427	(99.1)
Depreciation and amortization	(49,422)	(50,032)	610	(1.2)
Interest income and other net investment loss	(694)	(9)	(685)	(7,611.1)
Interest expense	(12,819)	(16,608)	3,789	(22.8)
Gains on sales of depreciable operating properties	78,522	—	78,522	100.0
Income from continuing operations	106,704	13,168	93,536	710.3
Income from discontinued operations (1)	—	6,135	(6,135)	(100.0)
Net income	$106,704	$19,303	$87,401	452.8%
________________________

(1)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 1 to our consolidated financial statements included in this report for additional information). As a result, results of operations for properties classified as held for sale and/or disposed of subsequent to January 1, 2015 are presented in continuing operations. Prior to January 1, 2015, properties classified as held for sale and/or disposed of are presented in discontinued operations.

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015					2014
	Same Store	Stabilized Develop-ment & Redevel-opment	Acquisition Properties	2015 Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment & Redevel-opment	Acquisition Properties	2015 Dispositi-ons & Other	Total
	(in thousands)
Operating revenues:
Rental income	$107,438	$16,720	$3,907	$1,445	$129,510	$101,893	$6,489	$1,897	$4,942	$115,221
Tenant reimbursements	8,346	2,198	767	370	11,681	10,101	364	111	770	11,346
Other property income	358	—	—	4	362	2,456	1	—	—	2,457
Total	116,142	18,918	4,674	1,819	141,553	114,450	6,854	2,008	5,712	129,024
Property and related expenses:
Property expenses	24,733	1,443	287	221	26,684	24,000	842	54	905	25,801
Real estate taxes	9,093	2,191	333	470	12,087	9,530	708	44	726	11,008
Provision for bad debts	—	—	—	—	—	(43)	96	—	5	58
Ground leases	862	—	—	—	862	771	—	—	—	771
Total	34,688	3,634	620	691	39,633	34,258	1,646	98	1,636	37,638
Net Operating Income, as defined	$81,454	$15,284	$4,054	$1,128	$101,920	$80,192	$5,208	$1,910	$4,076	$91,386

	Three Months Ended September 30, 2015 as compared to the Three Months Ended September 30, 2014
	Same Store		Stabilized Development & Redevelopment		Acquisition Properties		2015 Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$5,545	5.4%	$10,231	157.7%	$2,010	106.0%	$(3,497)	(70.8)%	$14,289	12.4%
Tenant reimbursements	(1,755)	(17.4)	1,834	503.8	656	591.0	(400)	(51.9)	335	3.0
Other property income	(2,098)	(85.4)	(1)	(100.0)	—	—	4	100.0	(2,095)	(85.3)
Total	1,692	1.5	12,064	176.0	2,666	132.8	(3,893)	(68.2)	12,529	9.7
Property and related expenses:
Property expenses	733	3.1	601	71.4	233	431.5	(684)	(75.6)	883	3.4
Real estate taxes	(437)	(4.6)	1,483	209.5	289	656.8	(256)	(35.3)	1,079	9.8
Provision for bad debts	43	100.0	(96)	(100.0)	—	—	(5)	(100.0)	(58)	(100.0)
Ground leases	91	11.8	—	—	—	—	—	—	91	11.8
Total	430	1.3	1,988	120.8	522	532.7	(945)	(57.8)	1,995	5.3
Net Operating Income, as defined	$1,262	1.6%	$10,076	193.5%	$2,144	112.3%	$(2,948)	(72.3)%	$10,534	11.5%

Net Operating Income increased $10.5 million, or 11.5%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily resulting from:

•	An increase of $1.3 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $5.5 million primarily due to the following:

◦	$4.6 million increase due to new leases at higher rates and an increase in occupancy primarily in the San Francisco Bay Area, Los Angeles, and Greater Seattle regions;

◦	$0.5 million increase due to amortization of tenant funded tenant improvements revenue; and

◦	$0.4 million increase due to an increase in parking income resulting from increased occupancy at certain of our buildings;

•
A partially offsetting decrease in tenant reimbursements of $1.8 million primarily due to a number of lease renewals with base year resets, abatements, and a one-time property tax refund of $0.5 million to the tenants at one of our properties as a result of a successful property tax appeal;

•	A partially offsetting decrease in other property income of $2.1 million due to lease termination fees recognized mainly from one tenant during the three months ended September 30, 2014; and

•	A partially offsetting increase in property and related expenses of $0.4 million primarily due to the following:

◦	$0.7 million increase in property expenses due to an increase in repairs and maintenance, engineering, janitorial, security, parking, and various other reimbursable expenses; partially offset by

◦
$0.4 million decrease in real estate taxes primarily due to a one-time property tax refund related to a successful assessment reduction at one of our properties, partially offset by higher annual property taxes at other properties;

•
An increase of $10.1 million attributable to the Stabilized Development and Redevelopment Properties primarily attributable to the properties completed and/or stabilized in September and October of 2014;

•	An increase of $2.1 million attributable to the Acquisition Properties; and

•
A decrease of $2.9 million attributable to 2015 dispositions and other properties primarily resulting from the sale of six buildings during the three months ended September 30, 2015 and four buildings during the six months ended June 30, 2015.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.3 million, or 3.0%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the following:

•	$0.8 million decrease in compensation costs reflecting a decrease in the accrued liability related to our Deferred Compensation Plan due to the decline in value of the funds in the Plan;

•	$0.7 million increase in the proportion of compensation costs eligible for capitalization as a result of the Company's increase in construction and development activity; partially offset by

•	$1.2 million increase in payroll and administrative costs due to increased headcount related to the growth of the Company.

Depreciation and Amortization

Depreciation and amortization decreased by approximately $0.6 million, or 1.2%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to the following:

•	A decrease of $2.3 million attributable to the stabilized portfolio primarily related to certain in place lease intangibles becoming fully amortized during the first half of 2015;

•	A decrease of $2.2 million attributable to sold properties; partially offset by

•	An increase of $3.9 million attributable to the Stabilized Development and Redevelopment Properties and the Acquisition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$27,386	$29,936	$(2,550)	(8.5)%
Capitalized interest and loan fees	(14,567)	(13,328)	(1,239)	9.3%
Interest expense	$12,819	$16,608	$(3,789)	(22.8)%

Gross interest expense, before the effect of capitalized interest, decreased $2.6 million, or 8.5%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the repayment of the Company's 4.25% Exchangeable Notes in November 2014 in addition to a decrease in our weighted average interest rate, including loan fee amortization, from 4.9% for the three months ended September 30, 2014 to 4.7% for the three months ended September 30, 2015. Capitalized interest and loan fees increased $1.2 million, or 9.3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily attributable to an increase in our development, which resulted in higher average asset balances qualifying for interest capitalization.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

The following table summarizes our Net Operating Income from continuing operations, as defined, for our total portfolio for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2015	2014
	($ in thousands)
Reconciliation to Net Income:
Net Operating Income, as defined	$315,626	$269,420	$46,206	17.2%
Unallocated (expense) income:
General and administrative expenses	(36,200)	(33,806)	(2,394)	7.1
Acquisition-related expenses	(397)	(1,268)	871	(68.7)
Depreciation and amortization	(152,567)	(148,647)	(3,920)	2.6
Interest income and other net investment gain	177	587	(410)	(69.8)
Interest expense	(44,561)	(49,880)	5,319	(10.7)
Gain on sale of land	17,268	3,490	13,778	394.8
Gains on sales of depreciable operating properties	109,950	—	109,950	100.0
Income from continuing operations	209,296	39,896	169,400	424.6
Income from discontinued operations (1)	—	112,482	(112,482)	(100.0)
Net income	$209,296	$152,378	$56,918	37.4%
________________________

(1)
The Company adopted ASU 2014-08 effective January 1, 2015 (see Note 1 to our consolidated financial statements included in this report for additional information). As a result, results of operations for properties classified as held for sale and/or disposed of subsequent to January 1, 2015 are presented in continuing operations. Prior to January 1, 2015, properties classified as held for sale and/or disposed of are presented in discontinued operations.

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015					2014
	Same Store	Stabilized Develop-ment & Redevel-opment	Acquisition Properties	2015 Dispositi-ons & Other	Total	Same Store	Stabilized Develop-ment & Redevel-opment	Acquisition Properties	2015 Dispositi-ons & Other	Total
	(in thousands)
Operating revenues:
Rental income	$320,015	$49,972	$11,714	$10,191	$391,892	$304,158	$15,950	$4,201	$14,602	$338,911
Tenant reimbursements	30,222	6,561	1,849	1,648	40,280	30,356	761	239	2,043	33,399
Other property income	1,683	1	—	6	1,690	7,475	2	—	173	7,650
Total	351,920	56,534	13,563	11,845	433,862	341,989	16,713	4,440	16,818	379,960
Property and related expenses:
Property expenses	71,375	4,111	813	1,965	78,264	70,270	2,365	119	2,694	75,448
Real estate taxes	28,331	6,180	982	1,739	37,232	28,563	1,729	98	2,338	32,728
Provision for bad debts	440	(98)	—	(53)	289	(46)	96	—	8	58
Ground leases	2,451	—	—	—	2,451	2,306	—	—	—	2,306
Total	102,597	10,193	1,795	3,651	118,236	101,093	4,190	217	5,040	110,540
Net Operating Income, as defined	$249,323	$46,341	$11,768	$8,194	$315,626	$240,896	$12,523	$4,223	$11,778	$269,420

	Nine Months Ended September 30, 2015 as compared to the Nine Months Ended September 30, 2014
	Same Store		Stabilized Development & Redevelopment		Acquisition Properties		2015 Dispositions & Other		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$15,857	5.2%	$34,022	213.3%	$7,513	178.8%	$(4,411)	(30.2)%	$52,981	15.6%
Tenant reimbursements	(134)	(0.4)	5,800	762.2	1,610	673.6	(395)	(19.3)	6,881	20.6
Other property income	(5,792)	(77.5)	(1)	(50.0)	—	—	(167)	(96.5)	(5,960)	(77.9)
Total	9,931	2.9	39,821	238.3	9,123	205.5	(4,973)	(29.6)	53,902	14.2
Property and related expenses:
Property expenses	1,105	1.6	1,746	73.8%	694	583.2	(729)	(27.1)	2,816	3.7
Real estate taxes	(232)	(0.8)	4,451	257.4	884	902.0	(599)	(25.6)	4,504	13.8
Provision for bad debts	486	(1,056.5)	(194)	(202.1)	—	—	(61)	(762.5)	231	398.3
Ground leases	145	6.3	—	—	—	—	—	—	145	6.3
Total	1,504	1.5	6,003	143.3	1,578	727.2	(1,389)	(27.6)	7,696	7.0
Net Operating Income, as defined	$8,427	3.5%	$33,818	270.0%	$7,545	178.7%	$(3,584)	(30.4)%	$46,206	17.2%

Net Operating Income increased $46.2 million, or 17.2%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily resulting from:

•	An increase of $8.4 million attributable to the Same Store Properties primarily resulting from:

•	An increase in rental income of $15.9 million primarily due to the following:

◦	$13.8 million increase due to increased occupancy and new leases at higher rates across our portfolio;

◦	$0.9 million increase in parking income resulting from increased occupancy at certain of our buildings; and

◦	$0.8 million increase due to amortization of tenant funded improvements;

•
A partially offsetting decrease in other property income of $5.8 million primarily due to $6.3 million of lease termination fees recognized during the nine months ended September 30, 2014 as compared to $0.2 million of lease termination fees recognized during the nine months ended September 30, 2015;

•	A partially offsetting increase in property and related expenses of $1.5 million primarily resulting from:

•	An increase of $1.1 million in property expenses primarily resulting from:

◦	$2.7 million increase in certain recurring operating costs related to security, parking, other contract services, repairs and maintenance, and various other reimbursable expenses; partially offset by

◦	$0.7 million decrease due to an insurance reimbursement received in 2015 and $1.0 million decrease due to non-recurring legal fees incurred in 2014;

•	An increase of $0.5 million in provision for bad debts primarily related to one specific tenant; partially offset by

•
A decrease of $0.2 million in real estate taxes primarily due to a one-time property tax refund related to a successful assessment reduction at one of our properties, partially offset by higher annual property taxes at other properties.

•	An increase of $33.8 million attributable to the Stabilized Development and Redevelopment Properties; and

•	An increase of $7.5 million attributable to the Acquisition Properties.

•	A decrease of $3.6 million attributable to 2015 dispositions and other properties primarily resulting from the sale of ten buildings during the nine months ended September 30, 2015.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 7.1%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the following:

•	$4.9 million increase in payroll and administrative costs due to increased headcount related to the growth of the Company; partially offset by

•	$2.0 million increase in the proportion of compensation costs eligible for capitalization as a result of the Company's increase in construction and development activity; and

•	$0.8 million decrease in compensation costs reflecting a decrease in the accrued liability related to our Deferred Compensation Plan due to the decline in value of the funds in the Plan.

Depreciation and Amortization

Depreciation and amortization increased by $3.9 million, or 2.6%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily related to the Acquisition Properties and Stabilized Development and Redevelopment Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts/premiums and loan cost amortization, net of capitalized interest, including capitalized debt discounts/premiums and loan cost amortization for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$82,322	$85,740	$(3,418)	(4.0)%
Capitalized interest and loan fees	(37,761)	(35,860)	(1,901)	5.3%
Interest expense	$44,561	$49,880	$(5,319)	(10.7)%

Gross interest expense, before the effect of capitalized interest, decreased $3.4 million, or 4.0%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to a decrease in our weighted average interest rate, including loan fee amortization, from 5.0% for the nine months ended September 30, 2014 to 4.6% for the nine months ended September 30, 2015, partially offset by an increase in total aggregate indebtedness. Capitalized interest and loan fees increased $1.9 million, or 5.3%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily attributable to an increase in our development, which resulted in higher average asset balances qualifying for interest capitalization.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2015 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depositary shares, warrants and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the board of directors. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders and the Company currently believes it has the ability to maintain distributions at the 2015 levels to meet the REIT distribution requirements for 2015, before the impact of gains on real estate asset dispositions. However, there can be no assurance that the Company will have the ability to do so. In addition, to the extent that the Company cannot successfully complete Section 1031 Exchanges or enter into Section 1031 Exchanges to defer some or all of the taxable gains related to completed or future property dispositions, the Company may elect to distribute a special dividend to avoid having to pay income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits.

On September 16, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.35 per share of common stock payable on October 14, 2015 to stockholders of record on September 30, 2015 and caused a $0.35 per Operating Partnership unit cash distribution to be paid in respect of the Operating Partnership’s common limited partnership interests, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 14, 2015 was $32.9 million.

On September 16, 2015, the Board of Directors declared a dividend of $0.42969 per share on the Series G Preferred Stock and $0.39844 per share on the Series H Preferred Stock for the period commencing on and including August 15, 2015 and ending on and including November 14, 2015. The dividend will be payable on November 15, 2015 to Series G Preferred and Series H Preferred stockholders of record on October 31, 2015. As October 31, 2015 falls on a Saturday, the effective record date for the dividend will be Friday, October 30, 2015. The quarterly dividends payable on November 15, 2015 to Series G and Series H Preferred stockholders is expected to total $3.3 million.

Debt Covenants

The covenants contained within the unsecured revolving credit facility, unsecured term loan facility and unsecured term loan generally prohibit the Company from paying dividends in excess of 95% of FFO.

Capitalization

As of September 30, 2015, our total debt as a percentage of total market capitalization was 29.6% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 31.8%, which was calculated based on the closing price per share of the Company’s common stock of $65.16 on September 30, 2015 as shown in the following table:

	Shares/Units at September 30, 2015	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Unsecured Term Loan Facility (1)		$150,000	1.7%
Unsecured Term Loan		39,000	0.4%
Unsecured Senior Notes due 2015 (2) (3)		325,000	3.6%
Unsecured Senior Notes due 2018 (2)		325,000	3.6%
Unsecured Senior Notes due 2020 (2)		250,000	2.8%
Unsecured Senior Notes due 2023 (2)		300,000	3.3%
Unsecured Senior Notes due 2025 (2)		400,000	4.5%
Unsecured Senior Notes due 2029 (2)		400,000	4.5%
Secured debt (2) (4)		468,688	5.2%
Total debt		$2,657,688	29.6%
Equity and Noncontrolling Interests:
6.875% Series G Cumulative Redeemable Preferred stock (5)	4,000,000	$100,000	1.1%
6.375% Series H Cumulative Redeemable Preferred stock (5)	4,000,000	100,000	1.1%
Common limited partnership units outstanding (6)(7)	1,788,170	116,517	1.3%
Common shares outstanding (7)	92,220,367	6,009,079	66.9%
Total equity and noncontrolling interests		$6,325,596	70.4%
Total Market Capitalization		$8,983,284	100.0%
________________________

(1)	There was no outstanding balance on the unsecured line of credit as of September 30, 2015.

(2)
Represents gross aggregate principal amount due at maturity before the effect of net unamortized discounts as of September 30, 2015. The aggregate net unamortized discounts totaled approximately $0.4 million as of September 30, 2015.

(3)	These notes will be repaid at maturity on November 3, 2015.

(4)	In October 2015, re-paid at par, two secured mortgages totaling approximately $90.1 million.

(5)	Value based on $25.00 per share liquidation preference.

(6)	Represents common units not owned by the Company.

(7)	Value based on closing price per share of our common stock of $65.16 as of September 30, 2015.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Operating Partnership’s unsecured revolving credit facility and term loan facility;

•	Proceeds from additional secured or unsecured debt financings;

•	Proceeds from public or private issuance of debt or equity securities; and

•	Proceeds from the disposition of assets through our capital recycling program.

Liquidity Uses

•	Development and redevelopment costs;

•	Property or undeveloped land acquisitions;

•	Property operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred security holders; and

•	Outstanding debt repurchases.

General Strategy

Our general strategy is to maintain a conservative balance sheet with a strong credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for the next twelve-month period, as set forth above under the caption “—Liquidity Uses,” will be satisfied using a combination of the liquidity sources listed above, although there can be no assurance in this regard. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Outstanding borrowings	$—	$140,000
Remaining borrowing capacity	600,000	460,000
Total borrowing capacity (1)	$600,000	$600,000
Interest rate (2)	—%	1.41%
Facility fee-annual rate (3)	0.200%	0.250%
Maturity date	July 2019
________________________

(1)
We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $311.0 million under an accordion feature under the terms of the unsecured revolving credit facility and unsecured term loan facility.

(2)	Our unsecured revolving credit facility interest rate was calculated based on an annual rate of LIBOR plus 1.050% as of September 30, 2015 and LIBOR plus 1.250% as of December 31, 2014.

(3)
Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2015, $4.9 million of deferred financing costs remains to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures and to potentially repay long-term debt.

Capital Recycling Program

In connection with our capital recycling program, we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio with the intent of recycling the proceeds generated from the disposition of less strategic or lower return assets into capital used to finance development expenditures, to fund new acquisitions, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. We cannot assure you that we will dispose of any additional properties or that any acquisitions and/or dispositions will qualify as Section 1031 Exchanges.

In connection with our capital recycling strategy, during the nine months ended September 30, 2015, we completed the sale of one property located in Redmond, Washington, nine properties located in San Diego, California, and one undeveloped land parcel located in Irvine, California to unaffiliated third parties for gross sales proceeds of $335.2 million. During 2014, we completed the sale of 17 properties and one undeveloped land parcel to unaffiliated third parties in six separate transactions for gross sales proceeds totaling approximately $432.6 million.

We have disposed of real estate assets with a total purchase price of $335.2 million thus far in 2015, which is within our initial 2015 capital recycling target range of $250.0 million to $400.0 million of less-strategic asset sales. Across our markets, interest in commercial real estate remains strong from a range of investors. The timing of any potential future disposition transactions will depend on market conditions and other factors including but not limited to our capital needs and our ability to potentially defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties or that future acquisitions and/or dispositions, if any, will qualify as Section 1031 Exchanges.

At-The-Market Stock Offering Program

The following table sets forth information regarding sales of our common stock under our at-the-market stock offering program for the nine months ended September 30, 2015:

Nine months ended September 30, 2015
(in millions, except share and per share data)
Shares of common stock sold during the nine month period	1,866,267
Weighted average price per common share	$75.06
Aggregate gross proceeds	$140.1
Aggregate net proceeds after sales agent compensation	$138.2

The proceeds from the sales were used to fund acquisitions, development expenditures and general corporate purposes including repayment of borrowings under the unsecured revolving credit facility. Since commencement of this program in December 2014, through September 30, 2015, we have sold 2,007,767 shares of common stock having an aggregate gross sales price of $150.1 million, and approximately $149.9 million remained available to be sold under this program. No shares of common stock were sold under this program during the three months ended September 30, 2015. Actual future sales will depend upon a variety of factors, including but not limited to, market conditions, the trading price of the Company’s common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

Common Stock Issuance

On July 1, 2015, the Company completed the sale of and issued 3,773,766 shares of its common stock for net proceeds of $249.6 million through a registered direct placement with an institutional investor.

Shelf Registration Statement

As discussed above under “—Liquidity and Capital Resources of the Company,” the Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured debt and secured debt of the Operating Partnership outstanding as of September 30, 2015 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility	150,000
Unsecured Term Loan	39,000
Unsecured Senior Notes due 2015 (1)	325,000
Unsecured Senior Notes due 2018 (1)	325,000
Unsecured Senior Notes due 2020 (1)	250,000
Unsecured Senior Notes due 2023 (1)	300,000
Unsecured Senior Notes due 2025 (1)	400,000
Unsecured Senior Notes due 2029 (1)	400,000
Secured Debt (1)	468,688
Total Unsecured and Secured Debt	$2,657,688
________________________

(1)
Represents gross aggregate principal amount before the effect of the unamortized discounts and premiums as of September 30, 2015. The aggregate net unamortized discounts totaled approximately $0.4 million as of September 30, 2015.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2015 and December 31, 2014 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Secured vs. unsecured (1):
Unsecured	82.4%	78.3%	4.4%	4.2%
Secured	17.6%	21.7%	5.2%	5.2%
Variable-rate vs. fixed-rate (1):
Variable-rate	7.1%	13.4%	1.4%	1.5%
Fixed-rate	92.9%	86.6%	4.8%	4.9%
Stated rate (1)			4.6%	4.4%
GAAP effective rate (2)			4.5%	4.3%
GAAP effective rate including debt issuance costs			4.7%	4.5%
________________________

(1)	Excludes the impact of the amortization of any debt discounts/premiums.

(2)	Includes the impact of the amortization of any debt discounts/premiums, excluding debt issuance costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of September 30, 2015. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of September 30, 2015; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of September 30, 2015. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (Remainder of 2015)	2-3 Years (2016-2017)	4-5 Years (2018-2019)	More than 5 years (After 2019)	Total
	(in thousands)
Principal payments: secured debt (1)	$2,768	$171,179	$203,098	$91,643	$468,688
Principal payments: unsecured debt (2)	325,000	—	514,000	1,350,000	2,189,000
Interest payments: fixed-rate debt (3)	26,012	190,201	148,962	334,784	699,959
Interest payments: variable-rate debt (4)	643	5,103	3,817	—	9,563
Ground lease obligations (5)	786	6,288	6,288	154,882	168,244
Lease and contractual commitments (6)	58,845	11,401	—	—	70,246
Development commitments (7)	147,000	249,000	15,000	—	411,000
Total	$561,054	$633,172	$891,165	$1,931,309	$4,016,700
________________________

(1)	Represents gross aggregate principal amount before the effect of the unamortized premium of approximately $7.2 million as of September 30, 2015.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $7.6 million as of September 30, 2015.

(3)
As of September 30, 2015, 92.9% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.

(4)
As of September 30, 2015, 7.1% of our debt bore interest at variable rates that was incurred under the unsecured term loan facility and unsecured term loan. The variable interest rate payments are based on LIBOR plus a spread of 1.150% as of September 30, 2015. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of September 30, 2015, the scheduled interest payment dates and the contractual maturity dates.

(5)	Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options.

(6)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements. The timing of these expenditures may fluctuate.

(7)
Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects under construction as of September 30, 2015. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction during the remainder of 2015 (see “—Development Activities” for additional information).

Other Liquidity Uses

Debt Maturities

As of September 30, 2015, our 5.000% unsecured senior notes totaling $325.0 million are scheduled to mature in November 2015. We intend to use a portion of the proceeds from the $400.0 million 4.375% unsecured senior notes due 2025 issued in September 2015 to repay the maturing unsecured senior notes upon maturity. In October 2015, we also repaid two secured mortgages totaling approximately $90.1 million. We believe our conservative leverage and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

Development Activities

As of September 30, 2015, we had seven development projects under construction. These projects have a total estimated investment of approximately $1.5 billion, of which we have incurred approximately $901.0 million and committed an additional $411.0 million as of September 30, 2015. In addition, we currently have additional development projects that we may commence construction on during 2016, depending on market conditions. We currently believe we could potentially spend up to $25.0 million during 2015 in addition to the amount committed as of September 30, 2015. This total estimated investment is based on market conditions and our anticipation of project approvals. Actual costs could vary depending on changes in circumstances. Ultimate timing of these expenditures may fluctuate given the ultimate progress and leasing status of the projects.

Potential Future Acquisitions

We continue to monitor our target markets and evaluate the acquisition of value add development opportunities and operating properties that we expect to add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

Other Potential Future Liquidity Uses

We remain a disciplined buyer of development opportunities and office properties and continue to focus on value add opportunities in West Coast markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, entertainment and professional services. We expect that any material acquisitions or development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program or through the assumption of existing debt.

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

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing and proceeds from the disposition of selective assets through our capital recycling program. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of economic conditions, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets and the amount of future borrowings. These events could result in the following:

•	Decreases in our cash flows from operations, which could create further dependence on the unsecured revolving credit facility;

•	An increase in the proportion of variable-rate debt, which could increase our sensitivity to interest rate fluctuations in the future; and

•
A decrease in the value of our properties, which could have an adverse effect on the Operating Partnership’s ability to incur additional debt, refinance existing debt at competitive rates or comply with its existing debt obligations.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility, Unsecured Term Loan Facility and Unsecured Term Loan (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of September 30, 2015
Total debt to total asset value	less than 60%	31%
Fixed charge coverage ratio	greater than 1.5x	2.4x
Unsecured debt ratio	greater than 1.67x	2.81x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.61x

Unsecured Senior Notes due 2015, 2018, 2020, 2023, 2025 and 2029 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	38%
Interest coverage	greater than 1.5x	6.2x
Secured debt to total asset value	less than 40%	7%
Unencumbered asset pool value to unsecured debt	greater than 150%	274%

The Operating Partnership was in compliance with all of its debt covenants as of September 30, 2015. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of a renewed economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all of the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. The cash flow amounts shown below include the activities of discontinued operations. Our historical cash flow activity for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is as follows:

	Nine Months Ended September 30,
	2015	2014	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$202,612	$197,264	$5,348	2.7%
Net cash used in investing activities	(136,666)	(188,958)	52,292	(27.7)%
Net cash provided by financing activities	478,213	156,748	321,465	205.1%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $5.3 million, or 2.7%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily as a result of an increase in cash Net Operating Income generated from our Stabilized Development and Redevelopment, Same Store and Acquisition Portfolios. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $52.3 million or 27.7% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to lower operating property acquisitions for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Net cash provided by financing activities increased by $321.5 million or 205.1% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due primarily to higher capital raising activities during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 in preparation to repay our 5.000% unsecured senior notes totaling $325.0 million in November 2015 upon maturity.

Off-Balance Sheet Arrangements

As of September 30, 2015 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe that FFO along with the required GAAP presentations provides a more complete measurement of our performance relative to our competitors and a more appropriate basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide.

However, FFO should not be viewed as an alternative measure of our operating performance because it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results from operations.

The following table presents our FFO for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income available to common stockholders	$101,446	$15,669	$195,508	$139,429
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	1,945	321	3,850	3,011
Depreciation and amortization of real estate assets	48,719	49,996	150,531	148,878
Gains on sales of depreciable real estate	(78,522)	(5,587)	(109,950)	(110,391)
Funds From Operations(1)(2)	$73,588	$60,399	$239,939	$180,927
________________________

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)
FFO includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.7 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively, and $10.0 million and $7.7 million for the nine months ended September 30, 2015 and 2014, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of September 30, 2015 and December 31, 2014, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2014 to September 30, 2015 is incorporated herein by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Market Risk

As of September 30, 2015, approximately 7.1% of our total outstanding debt of $2.7 billion was subject to variable interest rates. The remaining 92.9% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured revolving credit facility, unsecured term loan facility and unsecured term loan by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end LIBOR rate and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period. See Note 12 "Fair Value Measurements and Disclosures" in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of September 30, 2015 and December 31, 2014.

As of September 30, 2015, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility and unsecured term loan of $189.0 million, which were indexed to LIBOR plus a spread of 1.15% (weighted average interest rate of 1.35%). As of December 31, 2014, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured revolving credit facility of $140.0 million and borrowings on our unsecured term loan facility and unsecured term loan of $189.0 million, which were indexed to LIBOR plus a spread of 1.250% (weighted average interest rate of 1.41%) and 1.40% (weighted average interest rate of 1.56%), respectively. Assuming no changes in the outstanding balance of our existing variable-rate debt as of September 30, 2015, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.9 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2014, our projected annual interest expense, before the effect of capitalization, would have been $3.3 million higher.

The total carrying value of our fixed-rate debt was approximately $2.5 billion as of September 30, 2015 and $2.1 billion as of December 31, 2014, respectively. The total estimated fair value of our fixed-rate debt was approximately $2.5 billion as of September 30, 2015 and $2.2 billion as of December 31, 2014, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $121.1 million, or 4.8%, as of September 30, 2015. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $104.4 million, or 4.7%, as of December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Kilroy Realty Corporation

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kilroy Realty, L.P.

The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Operating Partnership’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on the foregoing, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2015, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended September 30, 2015.

Period	Total Number of Shares of Stock Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet to be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	18,565	(1)	$69.24	(1)	—	—
August 1, 2015 - August 31, 2015	—		$—		—	—
September 1, 2015 - September 30, 2015	—		$—		—	—
Total	18,565		$69.24		—	—
_______________

(1)
Represents shares of common stock remitted to the Company to satisfy tax withholding obligations in connection with the vesting and/or distribution of restricted stock units in shares of common stock. The value of such shares of common stock remitted to the Company was based on the closing price of the Company’s common stock on the applicable withholding date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.(i)1	Kilroy Realty Corporation Articles of Restatement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2012)

3.(i)2
Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)3
Amendment to the Certificate of Limited Partnership of Kilroy Realty, L.P. (previously filed by Kilroy Realty, L.P., as an exhibit to the General Form for Registration of Securities on Form 10 as filed with the Securities and Exchange Commission on August 18, 2010)

3.(i)4
Articles Supplementary designating Kilroy Realty Corporation's 6.375% Series H Cumulative Redeemable Preferred Stock (previously filed by Kilroy Realty Corporation on Form 8-A as filed with the Securities and Exchange Commission on August 10, 2012)

3.(ii)1
Third Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2014)

3.(ii)2
Seventh Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of August 15, 2012, as amended (previously filed by Kilroy Realty Corporation on Form 10-Q for the quarter ended June 30, 2014)

4.1
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

_______________

*	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2015.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2015.

KILROY REALTY, L.P.

BY:	KILROY REALTY CORPORATION
Its general partner

	By:	/s/ John Kilroy
John Kilroy President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tyler H. Rose
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Heidi R. Roth
Heidi R. Roth Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)